Form 10QSB
period 1998-06-30
BREAKTHROUGH ELECTRONICS INC
filed 1999-09-10
CIK 816232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
------------------------------------------------------------------------------

(Mark one)
   XX               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-------
                    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-------             EXCHANGE ACT OF 1934

                    For the transition period from             to
                                                   -----------    -----------
------------------------------------------------------------------------------

                      Commission File Number: 33-14982-LA

                         BREAKTHROUGH ELECTRONICS, INC.
         (Exact Name of small business issuer as specified in its charter)

        Nevada                                                 88-0226208
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)


                   3179  West Sahara, Suite D-21, Las Vegas, Nevada 89102
                   ------------------------------------------------------
                          (Address of principal executive offices)

                                      (702) 368-0664
                                      --------------
                                 (Issuer's telephone number)

-----------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES     NO  XX
   ----    ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

         710,536 Shares as of August 10, 1999.

Transitional Small Business Disclosure Format (check one): YES      NO  XX
                                                              ----     ----

                           BREAKTHROUGH ELECTRONICS, INC.

                   Form 10-QSB for the Quarter ended June 30, 1998

                                Table of Contents

PART I - FINANCIAL INFORMATION                                PAGE
                                                              ----

       Item 1.  Financial Statements                            3

       Item 2.  Management's Discussion and
                Analysis or Plan of Operation                  11


PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings                               12

       Item 2.  Changes in Securities                           12

       Item 3.  Defaults Upon Senior Securities                 12

       Item 4.  Submission of Matters to a Vote
                of Security Holders                             12

       Item 5.  Other Information                               12

       Item 6.  Exhibits and Reports on Form 8-K                12

SIGNATURES

                                   BREAKTHROUGH ELECTRONICS, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                            (UNAUDITED)

                                                                                                       Deficit
                                                                                                     Accumulated
                                           Common Stock                      Additional                 During
                             -----------------------------------------         Paid-In               Development
                                Shares                  Amount                 Capital                  Stage
                             ------------------  ---------------------    -------------------    ------------------
Sale Stock - Insiders
July 31, 1986                          11,394    $                11      $          22,777

Deficit 1986                                                                                                  (152)
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1986              11,394                     11                 22,777                   (152)
                             ==================  =====================    ===================    ==================

Sale Stock - Insiders
April 10, 1987                          7,750                      8                 15,492

Issuance Stock - Insiders
Technology Rights                     130,000                    130                   (130)

Sale Stock - Public
October 2, 1987                        20,150                     20                201,480

Sale Stock - Public
November 2, 1987                       24,500                     25                179,433

Exercise Stock Warrants
December 17, 1987                         406                      0                  6,093

Issuance Stock - Services
December 27, 1987                      28,000                     28                 55,972

Deficit 1987                                                                                              (103,524)
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1987             222,200                    222                481,117               (103,676)
                             ==================  =====================    ===================    ==================

Exercise Stock Warrants
February 1, 1988                        2,240                      2                 30,654
Deficit 1988                                                                                              (188,157)
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1988             224,440                    224                511,771               (291,833)
                             ==================  =====================    ===================    ==================

Deficit 1989                                                                                              (359,617)
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1989             224,440                    224                511,771               (651,450)
                             ==================  =====================    ===================    ==================

Issuance Stock
Debt Exchange                          50,000                     50                 99,950

Deficit 1990                                                                                                (9,108)
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1990             274,440                    274                611,721               (660,558)
                             ==================  =====================    ===================    ==================

    See accountants' audit report and notes to financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                       Deficit
                                                                                                     Accumulated
                                           Common Stock                      Additional                 During
                             -----------------------------------------         Paid-In               Development
                                Shares                  Amount                 Capital                  Stage
                             ------------------  ---------------------    -------------------    ------------------
Deficit 1991                                                                                                  (159)
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1991             274,440                    274                611,721               (660,717)
                             ==================  =====================    ===================    ==================

Deficit 1992                                                                                                   (85)
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1992             274,440                    274                611,721               (660,802)
                             ==================  =====================    ===================    ==================

Issue Stock
Technology Acquisition                 30,000                     30                  2,970

Issue Stock
Technology Acquisition                  9,500                     10                    940

Issue Stock
Debt Exchange                          50,000                     50                 49,092

Deficit 1993                                                                                                  (335)
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1993             363,940                    364                664,723               (661,137)
                             ==================  =====================    ===================    ==================

Issue Stock
Technology Acquisition                 30,000                     30                    (30)

Insider Loans Payable Forgiven                                                       97,253

Deficit 1994                                                                                              (114,047)
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1994             393,940                    394                761,946               (775,184)
                             ==================  =====================    ===================    ==================

Issuance Stock
Stock Issuance
Services                               53,000                     53                    (53)

Debt Forgiveness Insider to Paid In
Capital                                                                              16,361

Deficit 1995                                                                                               (11,097)
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1995             446,940                    447                778,254               (786,281)
                             ==================  =====================    ===================    ==================

Deficit 1996                                                                                                     0
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1996             446,940                    447                778,254               (786,281)
                             ==================  =====================    ===================    ==================

Deficit 1997                                                                                                (6,000)
                             ------------------  ---------------------    -------------------    ------------------

Balance December 31, 1997             446,940                    447                778,254               (792,281)
                             ==================  =====================    ===================    ==================

Stock Issuance Services               171,198                    171                 16,949

Stock Cancellations                  (118,139)                  (118)                   118

Deficit 1998                                                                                               (12,340)

Balance June 30, 1998                 500,000    $               500    $           795,321    $          (804,621)
                             ==================  =====================    ===================    ==================

   See accountants' audit report and notes to financial statements.

                          BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                   June 30,                   December 31,
                                     1998                        1997
                              -----------------------     -----------------------
CURRENT ASSETS

Cash                          $                 1,416     $                     0
                              =======================     =======================

CURRENT LIABILITIES

Accrued Taxes                                   7,580                       7,580

Accounts Payable                                2,000                       6,000
                              -----------------------     -----------------------

TOTAL LIABILITIES                               9,580                      13,580
                              =======================     =======================

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, Authorized
50,000,000 Shares at $.001
Par Value, 500,000 and
446,940 Issued and Outstanding                   500                         447

Additional Paid In Capital                   795,321                     778,254

Retained Deficits                           (803,985)                   (792,281)
                             -----------------------     -----------------------

TOTAL STOCKHOLDERS' DEFICIT                   (8,164)                    (13,580)
                             =======================     =======================

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY         $                 1,416     $                     0
                             =======================     =======================

           See accountants' audit report and notes to financial statements.

                     BREAKTHROUGH ELECTRONICS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                                                       From Inception
                                                                                                      on July 31, 1986
                                For the Three Months                   For the Six Months                 Through
                                  Ended June 30,                          Ended June 30,                  June 30,
                        ------------------------------------    ----------------------------------    ------------------
                             1998                1997                1998                1997                1998
                        ----------------    ----------------    ----------------    --------------    ------------------
CASH FLOWS PROVIDED
BY OPERATIONS

Net Income (Loss)       $       (11,704)    $             0     $       (11,704)    $           0     $        (803,985)

Increase (Decrease):

Other Assets                          0                   0                   0                 0                     0

Accrued Expenses                      0                   0                   0                 0                 7,580

Accounts Payable                 (4,000)                  0              (4,000)                0                 2,000
                        ----------------    ----------------    ----------------    --------------    ------------------

Net Cash Flow (Outlay)
From Operations                 (15,704)                  0             (15,704)                0              (794,405)
                        ================    ================    ================    ==============    ==================

CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds From:

Sale of Common Stock                  5                   0                   5                 0                   500

Paid in Capital                  17,115                   0              17,115                 0               795,321
                        ----------------    ----------------    ----------------    --------------    ------------------

                                 17,120                   0              17,120                 0               795,821
                        ================    ================    ================    ==============    ==================

NET INCREASE
(DECREASE) IN CASH                1,416                   0               1,416                 0                 1,416

CASH AT THE
BEGINNING OF PERIOD                   0                   0                   0                 0                     0
                        ----------------    ----------------    ----------------    --------------    ------------------

CASH AT END OF
PERIOD                  $         1,416     $             0     $         1,416     $           0     $           1,416
                        ================    ================    ================    ==============    ==================

    See accountants' audit report and notes to financial statements.

                          BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE PERIOD ENDED JUNE 30, 1998

NOTE 1 -- ACCOUNTING POLICIES

    Organization of the Company

    Breakthrough Electronics, Inc., formerly Golden Queens Mining Company, was incorporated on July 31, 1986 under the laws of the' State of Nevada. The Company changed its name to Breakthrough Electronics, Inc. on June 10, 1987. The change was in response to the Company's new business focus of developing an electronic telephone screening device then known as "Phoneguard". Phoneguard was acquired through the issuance of common stock with no acquisition cost assigned. The Company is still in the development stage, as it has virtually no revenue to date.

    The Company is authorized to issue up to 50,000,000 shares of common stock, $.001 par value. Over the years, the Company has raised capital under both public offerings as well as private stock sales. The Company intended to utilize capital raised to complete the research and development of Phoneguard, and then implement a marketing plan thereafter. As of the reporting date, the Company has expended all of the capital raised, without completing the intended task. As of the reporting date, the Company has ceased any and all operations, and its technology has rapidly become outdated. Currently, the Company's sole business focus, is the contemplation of acquiring, or being acquired by, an existing company via either purchase or merger. The Company has begun preliminary discussions with potential candidate companies, but has not as of the date of this report come to any contractual arrangement.

    The financial statements reflect certain capital equipment items which have been fully expensed either from previous depreciation expense or loss on asset abandonment. The total original expenditures for all capital equipment has been included in losses to date, and is not segregated in the statement of cash flows.

         See accountants' audit report and notes to financial statements.

                          BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE PERIOD ENDED JUNE 30, 1998

NOTE 2 -- COMMON STOCK PUBLIC OFFERING

    On October 2 and November 2, 1987 the Company completed a public offering which raised $ 201,500 and $ 245,000 through the sale of 503,750 and 612,500 units respectively. Each unit consisted of 4 shares of common stock and 1 warrant to purchase common stock. on December 17, 1987, 162,500 warrants were exercised to purchase 40,625 shares of common stock for a total of $ 6,094. Four warrants entitled the shareholders to purchase 1 share of common stock at $.15 per share. The Company incurred approximately $ 65,000 in costs related to this offering.

    On December 28, 1987 the Company issued a Notice of Call of Warrants to the shareholders. The call price of the warrant was $.001 per warrant. All warrants which were not exercised or tendered back to the Company by February 1, 1988 expired.

    On February 1, 1988, 895,976 warrants were exercised to purchase 223,994 shares of common stock for $30,656.

NOTE 3 -- INCOME TAXES

    The company has the following net operating loss and research credit carryforwards expiring as follows:

                                       Net Operating Loss     Research Credit
December 31, 2001                       $            152       $
             2002                                105,804
             2003                                196,227                8,730
             2004                                114,047

    The company has filed annual corporate tax returns through the tax year 1993 only.

         See accountants' audit report and notes to financial statements.

                          BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE PERIOD ENDED JUNE 30, 1998

NOTE 4 -- GENERAL INFORMATION

    The company entered into an agreement with Cipher Voice, Inc.,(CVI) whereby it granted CVI an exclusive license to the use of the Company's Phoneguard technology. The license agreement provided for a profit sharing arrangement based on anticipated future sales of the Phoneguard. CVI also raised capital through a public offering during 1994. The intent of CVI was to attempt to complete the research and development of Phoneguard. As was the case with the Company, CVI never completed its intended task, and expended all of its capital and has ceased operations as of the reporting date. CVI has subsequently been purchased by a third party unrelated company. Both the Company and CVI were founded by Barry Rose, who at one time served as President of both CVI and the Company.

    It is uncertain, as of the issuance date of these financial statements, as to the marketability or value of the research and development efforts of the Company or CVI. Management has indicated that it feels that given the rapid advancements ongoing in the technology field, as well as the passage of time, that there is limited or no value to the technology. If the Company were to be acquired by another entity, consideration should be given to any residual value of the research and development to date.

    During 1995, the company and Barry Rose agreed to an arrangement whereby Rose returned 11,813,850 shares of common stock to the company in the form of Treasury Stock.

    During August 1998, the Company obtained consents from a majority of stockholders authorizing a reverse split of the Company's Common Stock, on a 1 for 100 basis. The split became effective during February 1999. All references to shares outstanding and earnings per share have been adjusted to reflect the effect of the reverse split on a retroactive basis.

         See accountants' audit report and notes to financial statements.

                                PART I - ITEM 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

    (1)  CAUTION REGARDING FORWARD-LOOKING INFORMATION

    This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

    (2)  RESULTS OF OPERATIONS

    Breakthrough Electronics, Inc. (Company) was incorporated as "Queens Mining Company" on July 31, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmerald County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.," terminated its activities in the mining business, and began efforts to develop and market electronic products, including a telephone device designed to screen telephone calls, acquired from the Company's then President.

    The Company has had no operations or significant assets or liabilities over the past several years. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

    (3)  LIQUIDITY AND CAPITAL RESOURCES

    The Company has no operations, and essentially no assets or liabilities and, accordingly is fully dependent upon its controlling shareholder for operating capital. During the period(s) presented herein, the Company was dormant and no advances were made or expenses paid on the Company's behalf.

    The Company has no specific plans or future capital requirements due to its dormant state. However, the Company will seek to enter into a business acquisition or reorganization with an enterprise, as yet unidentified. At such time as the Company enters into a transaction, of which there can be no assurance, the Company will require additional capital.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    None.

ITEM 2 - CHANGES IN SECURITIES

    None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

    None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    None.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BREAKTHROUGH ELECTRONICS, INC.


August 14, 1999                        /s/ Lawrence A. Sapperstein
                                       ---------------------------------------
                                       Lawrence A. Sapperstein
                                       President and Chief Accounting Officer



                                       BREAKTHROUGH ELECTRONICS, INC.


August 14, 1999                        /s/ Lawrence Grobstein
                                       ---------------------------------------
                                       Lawrence Grobstein
                                       Secretary/Treasurer