Form 10QSB
period 1998-09-30
BREAKTHROUGH ELECTRONICS INC
filed 1999-09-10
CIK 816232

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
       ------------------------------------------------------------------

(Mark one)
     XX                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
----------                 SECURITIES EXCHANGE ACT OF 1934

                          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

__________                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

 ------------------------------------------------------------------------------

                       Commission File Number: 33-14982-LA
                                               -----------

                         BREAKTHROUGH ELECTRONICS, INC.
        (Exact Name of small business issuer as specified in its charter)

         Nevada                                     88-0226208
------------------------                     ------------------------
(State of Incorporation)                     (IRS Employer ID Number)


              3179 West Sahara, Suite D-21, Las Vegas, Nevada 89102
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 368-0664
                                 --------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------


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

                         BREAKTHROUGH ELECTRONICS, INC.

              Form 10-QSB for the Quarter ended September 30, 1998

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


SIGNATURES

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                                  From Inception
                                                                                                                 on July 31, 1986
                                          For the Three Months                   For the Nine Months                 Through
                                           Ended September 30,                   Ended September 30,               September 30,
                                   -----------------------------------    ----------------------------------    ----------------
                                        1998                1997               1998               1997                1998
                                   ---------------    ----------------    ---------------    ---------------    ----------------
REVENUE                            $             0    $              0    $             0    $             0    $         78,000
                                   ---------------    ----------------    ---------------    ---------------    ----------------
EXPENSES                                         0                   0             11,704              6,000             881,985
                                   ---------------    ----------------    ---------------    ---------------    ----------------
   TOTAL EXPENSES                                0                   0             11,704              6,000             881,985
                                   ---------------    ----------------    ---------------    ---------------    ----------------
NET (LOSS) OR PROFIT               $             0    $              0    $       (11,704)    $       (6,000)    $      (803,985)
                                   ---------------    ----------------    ---------------    ---------------    ----------------
                                   ---------------    ----------------    ---------------    ---------------    ----------------
BASIC LOSS PER SHARE               $          0.00    $           0.00    $          0.02    $          0.01
                                   ---------------    ----------------    ---------------    ---------------
                                   ---------------    ----------------    ---------------    ---------------
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                                500,000             446,940            500,000            446,940
                                   ---------------    ----------------    ---------------    ---------------
                                   ---------------    ----------------    ---------------    ---------------


    The accompanying notes are an integral part of these financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                            Common Stock                    Additional              During
                                           -----------------------------------------         Paid-In              Development
                                                    Shares                  Amount           Capital                 Stage
                                           -----------------------------------------    -------------------    ------------------
Sale Stock - Insiders
July 31, 1986                                          11,394    $                11    $            22,777

Deficit 1986                                                                                                                (152)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1986                              11,394                     11                 22,777                 (152)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Sale Stock - Insiders
April 10, 1987                                          7,750                      8                 15,492

Issuance Stock - Insiders
Technology Rights                                     130,000                    130                   (130)

Sale Stock - Public
October 2, 1987                                        20,150                     20                201,480

Sale Stock - Public
November 2, 1987                                       24,500                     25                179,433

Exercise Stock Warrants
December 17, 1987                                         406                      0                  6,093

Issuance Stock - Services
December 27, 1987                                      28,000                     28                 55,972

Deficit 1987                                                                                                            (103,524)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1987                             222,200                    222                481,117             (103,676)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Exercise Stock Warrants
February 1, 1988                                        2,240                      2                 30,654
Deficit 1988                                                                                                            (188,157)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1988                             224,440                    224                511,771             (291,833)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Deficit 1989                                                                                                            (359,617)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1989                             224,440                    224                511,771             (651,450)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Issuance Stock
Debt Exchange                                          50,000                     50                 99,950

Deficit 1990                                                                                                              (9,108)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1990                             274,440                    274                611,721             (660,558)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Deficit 1991                                                                                                                (159)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1991                             274,440                    274                611,721             (660,717)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------


        See accountants' audit report and notes to financial statements


Deficit 1992                                                                                                                 (85)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1992                             274,440                    274                611,721             (660,802)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Issue Stock
Technology Acquisition                                 30,000                     30                  2,970

Issue Stock
Technology Acquisition                                  9,500                     10                    940

Issue Stock
Debt Exchange                                          50,000                     50                 49,092

Deficit 1993                                                                                                                (335)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1993                             363,940                    364                664,723             (661,137)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Issue Stock
Technology Acquisition                                 30,000                     30                    (30)

Insider Loans Payable Forgiven                                                                       97,253

Deficit 1994                                                                                                            (114,047)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1994                             393,940                    394                761,946             (775,184)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Issuance Stock
Stock Issuance
Services                                               53,000                     53                    (53)

Debt Forgiveness Insider to Paid In
Capital                                                                                              16,361

Deficit 1995                                                                                                             (11,097)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1995                             446,940                    447                778,254             (786,281)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Deficit 1996                                                                                                                   0
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1996                             446,940                    447                778,254             (786,281)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Deficit 1997                                                                                                              (6,000)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1997                             446,940                    447                778,254             (792,281)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Stock Issuance Services                               171,198                    171                 16,949

Stock Cancellations                                  (118,139)                  (118)                   118

Deficit 1998                                                                                                             (11,704)

Balance September 30, 1998                 $          500,000    $               500    $           795,321    $        (803,985)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------


        See accountants' audit report and notes to financial statements
                                        5

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                            September 30,       December 31,
                                                                1998                1997
                                                          ----------------     ---------------
CURRENT ASSETS

Cash                                                      $          1,416     $             0
                                                          ----------------     ---------------
                                                          ----------------     ---------------

CURRENT LIABILITIES

Accrued Taxes                                                        7,580               7,580

Accounts Payable                                                     2,000               6,000
                                                          ----------------     ---------------
TOTAL LIABILITIES                                                    9,580              13,580
                                                          ----------------     ---------------
                                                          ----------------     ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, Authorized 50,000,000 Shares at $.001
Par Value, 500,000 and 446,940 Issued and Outstanding                  500                 447

Additional Paid In Capital                                         795,321             778,254

Retained Deficits                                                 (803,985)           (792,281)
                                                          ----------------     ---------------
TOTAL STOCKHOLDERS' DEFICIT                                         (8,164)            (13,580)
                                                          ----------------     ---------------
                                                          ----------------     ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $          1,416     $             0
                                                          ----------------     ---------------
                                                          ----------------     ---------------


        See accountants' audit report and notes to financial statements

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                  From Inception
                                                                                                                 on July 31, 1986
                                          For the Three Months                   For the Nine Months                 Through
                                           Ended September 30,                   Ended September 30,               September 30,
                                   -----------------------------------    ----------------------------------    ----------------

                                       1998             1997              1998                1997                  1998
                                   --------------    --------------    -------------    -----------------    ------------------
CASH FLOWS PROVIDED
BY OPERATIONS

Net Income (Loss)                  $          0    $         0    $        (11,704)   $          (6,000)   $         (803,985)

Increase (Decrease):

Other Assets                                  0              0                   0                    0                     0

Accrued Expenses                              0              0                   0                    0                 7,580

Accounts Payable                              0              0              (4,000)               6,000                 2,000
                                   ------------    -----------    ----------------    -----------------    ------------------
Net Cash Flow (Outlay)
From Operations                               0              0             (15,704)                   0              (794,405)
                                   ------------    -----------    ----------------    -----------------    ------------------
                                   ------------    -----------    ----------------    -----------------    ------------------
CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds From:

Sale of Common Stock                          0              0                   5                    0                   500

Paid in Capital                               0              0              17,115                    0               795,321
                                   ------------    -----------    ----------------    -----------------    ------------------
                                              0              0              17,120                    0               795,821
                                   ------------    -----------    ----------------    -----------------    ------------------
                                   ------------    -----------    ----------------    -----------------    ------------------
NET INCREASE
(DECREASE) IN CASH                            0              0               1,416                    0                 1,416

CASH AT THE
BEGINNING OF PERIOD                       1,416              0                   0                    0                     0
                                   ------------    -----------    ----------------    -----------------    ------------------
CASH AT END OF
PERIOD                             $      1,416    $         0    $          1,416    $               0    $            1,416
                                   ------------    -----------    ----------------    -----------------    ------------------
                                   ------------    -----------    ----------------    -----------------    ------------------


        See accountants' audit report and notes to financial statements

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

NOTE 1 -- ACCOUNTING POLICIES

         Organization of the Company

         Breakthrough Electronics, Inc., formerly Golden Queens Mining Company, was incorporated on July 31, 1986 under the laws of the' State of Nevada. The Company changed its name to Breakthrough Electronics, Inc. on June 10, 1987. The change was in response to the Company's new business focus of developing an electronic telephone screening device then known as "Phoneguard". Phoneguard was acquired through the issuance of common stock with no acquisition cost assigned. The Company is still in the development stage, as it has virtually no revenue to date. Efforts to develop and market the electronic screening device were discontinued several years ago.

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

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

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

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998




NOTE 4    GENERAL INFORMATION

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

        (2)       RESULTS OF OPERATIONS

         Breakthrough Electronics, Inc. (Company) was incorporated as "Queens Mining Company" on July 31, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.," terminated its activities in the mining business, and began efforts to develop and market electronic products, including a telephone device designed to screen telephone calls, acquired from its then President.

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

         None.

        ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period. During the quarter ended September 30, 1998, the Company's shareholders authorized a 1-for-100 reverse split of the issued and outstanding common stock of the Company, which action was ratified and effectuated in February, 1999.

        ITEM 5 - OTHER INFORMATION

         None.

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BREAKTHROUGH ELECTRONICS, INC.


        August 14, 1999            /s/ Lawrence A. Sapperstein
                                   ----------------------------------------
                                   Lawrence A. Sapperstein
                                   President and Chief Accounting Officer

                                   BREAKTHROUGH ELECTRONICS, INC.


        August 14, 1999            /s/ Lawrence Grobstein
                                   ----------------------------------------
                                   Lawrence Grobstein
                                   Secretary/Treasurer