Form 10KSB
period 1998-12-31
BREAKTHROUGH ELECTRONICS INC
filed 1999-09-10
CIK 816232

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO.: 33-14982 - LA

                            BREAKTHROUGH ELECTRONICS, INC.
               ---------------------------------------------------------
                    (Name of Small Business Issuer in its Charter)

             NEVADA                                    88-0226208
-------------------------------                   --------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

3179 West Sahara, Suite D-21
Las Vegas, Nevada                                                 89102
----------------------------------------                     --------------
(Address of principal executive offices)                       (Zip Code)

Issuer's Telephone Number: (702) 368-0664


Securities Registered Pursuant to Section 12(g) of the Act:

                                         None
                                      ----------

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        Yes [ ]     No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not obtained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $0.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The Company's stock has traded on only a very limited and sporadic basis for several years, and it is difficult, if not impracticable, therefore, to determine the market value of equity held by non-affiliates. However, the aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to actual sales prices in the over-the-counter market as of the date of this report, was approximately $40,400.

     As of the date of the filing of this report, the Registrant had outstanding a total of 710,538 shares of its common stock, par value $ 0.001, after giving effect to a 1-for-100 reverse split effectuated by the Registrant in 1998.

--------------------------------------------------------------------------------
                                  TABLE OF CONTENTS
--------------------------------------------------------------------------------

ITEM NUMBER AND CAPTION                                                 PAGE NO.
-----------------------                                                 --------

PART 1

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .9

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .9

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 6.  Management's Discussion and Analysis or Plan of Operations. . . . 11

Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . .F-1

Item 8.  Changes in and Disagreements on Accounting and Financial
         Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act. . . . . . . . .13



Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 14

Item 11. Security Ownership of Certain Beneficial Owners and Management. . 15

Item 12. Certain Relationships and Related Transactions. . . . . . . . . . 16

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                                        PART I

--------------------------------------------------------------------------------

                                 ITEM 1.  BUSINESS

--------------------------------------------------------------------------------

HISTORY

     Breakthrough Electronics, Inc. (the "Company"), was incorporated as a Nevada corporation on July 31, 1986, under the name "Queens Mining Company," to engage in mining exploration on certain placer mining claims in Esmeralda County, Nevada. In June, 1987, after the Company acquired all of the rights to an electronic device, known as the "Phoneguard," capable of screening telephone calls from its then President, Barry Rose, the Company changed its name to "Breakthrough Electronics, Inc." and changed its business focus to developing and marketing various electronic products. The Company pursued these development efforts for a number of years, and ultimately was forced to terminate these business activities due to lack of funding.

     For the past several years, the Company has been inactive. Over the past several years, the Company has had no operations, and no material assets or liabilities. Over the past two years, the Company has been engaged in efforts to reactivate its business, and to seek a suitable business opportunity in which the Company may become engaged, discussed below.

GENERAL

     The Company has had no operations, or significant assets or liabilities over the past six (6) years. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the present intent of management and significant shareholders to provide any working capital necessary to support and preserve the integrity of the corporate entity until such time as additional capital is raised, if ever.

     The Company has no operations, assets or liabilities and, accordingly, is fully dependent upon its officers and directors and controlling shareholders for operating capital. During the period(s) presented herein, the Company was dormant, except for certain monies paid to the Company by officers and certain principal shareholders to provide the Company with funds to pay expenses. (See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

     The Company has been under new management since 1997.   Since that time,
the Company and its officers have been undertaking efforts to update financials statements over the preceding fiscal quarters, and to put the Company in a position to begin evaluating a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, as of the date of this filing. The Company intends to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     Now that the Company has completed necessary preparatory work to update the Company's financial statements and bring the Company current, the Company will begin efforts to seek to acquire an interest in a business with long-term growth potential. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

     Management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital.
This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

     In connection with the Company's acquisition of a business, it is possible that the present shareholders of the Company, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by
them at a premium over their original investment in the Company.   As a result
of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

     In the event sales of shares by present shareholders of the Company is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

     The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

     The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

     OPERATION OF BUSINESS AFTER ACQUISITION

     The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

     GOVERNMENTAL REGULATION

     It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

BUSINESS

     The Registrant has not been actively engaged in business for the past several years, and has only recently undertaken necessary activities to enable it to become engaged in business operations. The Company plans to seek out, investigate and acquire, or become engaged in, any business opportunity management believes has good business potential. No specific business or industry is presently contemplated.

     Management anticipates that it will only acquire businesses which have, or can generate or provide, audited financial statements. However, management reserves the right to become engaged in a new business venture or a venture in its infancy, if management determines such venture holds good business potential.

     The Company recognizes that because of its extremely limited financial, management and other resources, the number of quality of suitable potential business ventures available to it may be extremely limited.

     The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates, rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, transportation and others. Management's discretion will be unrestricted and it may participate in any business venture whatsoever, which meets the business objectives discussed herein. It is emphasized that the business objectives of the Company are extremely general and are not intended to be restrictive upon the discretion of management.

     The Company plans to seek one or more potential business ventures from its known sources, but will rely heavily on personal contacts of its officers and directors, as well as indirect associations or contacts between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms or individuals specializing in business acquisitions or reorganizations. However, any individual or firm, exclusive of the officers, directors and principals of the Company who find a venture in which the Company becomes engaged, may be properly compensated for their efforts.

     The Company will not restrict its search to a venture in any particular stage of development, but may acquire or become engaged in a venture in its preliminary or development stage, may participate in a business which is already in operation, or in a business in various stages of it corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company, as a public company, may offer. In some instances, the business endeavors may involve the acquisition of or merger or reorganization with a corporation which does not need substantial additional capital but which desires to establish a public trading market for it securities.

     Firms which seek the Company's participation in their operations through a reorganization, asset acquisition, or some other means may desire to do so to avoid what such firms may deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal and other costs, along with other conditions or requirements imposed by various state and federal regulatory agencies.

     To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products, marketing concepts or services, the merit of technological changes, and numerous factors which may not be reflected on a balance sheet or operating statement and are difficult, if not impossible, to analyze through the application of objective criteria. In many instances, it anticipated that the results of operation of a specific venture may not be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or augment management, and other factors. Because the Company may participate in business endeavors with newly organized firms or with firms which are entering a new phase of growth, it should be emphasized that the Company will incur further risks since management in may instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be accurately predicted.

     The analysis and review of new business ventures will be undertaken by or under the supervision of the officers and directors. It cannot be stated at this time as to whether management will have any significant business experience or expertise in any type of business which is likely to be investigated by the Company. Therefore, management will have to rely on its common sense and business judgment as well as upon the advice of consultants to analyze the factors described above. In reviewing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources, the working capital and other financial requirements, the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services available and the depth of management; the potential for growth and expansion; risk factors; the perceived public recognition or acceptance of products, services; and other factors.

     Generally, management will attempt to analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

     The Company is unable to predict the timing as to when it may participate in any specific business endeavor. It expects, however, that the review of business opportunities will commence immediately, and that the analysis and selection of any given venture may take several months or more.

     It is anticipated that business opportunities will be available to the Company from various sources, including its officers and directors and shareholders and their business associates, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or to otherwise compensate investment banking or other services provided by persons who are unaffiliated with the Company but who submit a potential business opportunity in which the Company elects to participate. No such finder's fee or other fees will be paid to any person who is an officer, director or principal of the Registrant.

     The Company may acquire a business venture by conducting a reorganization or merger involving the issuance of securities of the Company. Due to the requirements of certain provisions of the Internal Revenue Code, as amended, in order to obtain certain beneficial tax consequences in such transactions, the number of shares held by all of the present shareholders of the Company prior to such transaction, may be substantially less than the total outstanding shares held by such shareholders in any reorganized entity. The result of any such reorganization or merger transaction could be additional substantial dilution to the shareholders of the Company prior to the transaction.

     It is anticipated that the investigation of specific business endeavors and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity under review, the costs theretofore incurred would not be recoverable. Further, even if an agreement is reached for the participation in a specific business venture, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     The Company presently has essentially no assets, and does not currently have any specific assets, properties or businesses in mind for potential acquisition or involvement by the Company. Further, the Company does not presently have any particular areas of business or industry in which it intends to look for business opportunities.

     In connection with a business acquisition or transaction, the Company may need to raise equity or debt to fund such transaction, or to provide the business opportunity with necessary operating capital. There is no assurance the Company will be able to raise capital when needed, or on terms which are favorable to the Company.

     OFFICES AND EMPLOYEES

     The Company presently uses the office of its President, at 3170 West Sahara, Suite D-21, Las Vegas, Nevada, at no charge. At such time as business operations actively commence, the Company will be required to seek office space and may be charged a reasonable market rate for its office facilities; however, the Company may be able to utilize the offices of an entity with which it merges, or by which it is acquired or which it acquires. The Company has no employees.

--------------------------------------------------------------------------------

                                 ITEM 2.  PROPERTIES

--------------------------------------------------------------------------------

     The Company does not hold any properties.

--------------------------------------------------------------------------------

                              ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

     The Company is not a party to any material pending legal proceedings, and no such proceedings by or, to the best of its knowledge, against the Company have been threatened.

--------------------------------------------------------------------------------

                                       ITEM 4.

                          SUBMISSION OF MATTERS TO A VOTE OF
                                   SECURITY HOLDERS

--------------------------------------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report. In August, 1998, the board of directors and holders of a majority of the then issued and outstanding voting stock of the Company approved a 1-for-one hundred reverse in the issued and outstanding common stock of the Company, which action was ratified by the board of directors in February, 1999.

                                      PART II

------------------------------------------------------------------------------

                                      ITEM 5.

                       MARKET FOR REGISTRANT'S COMMON EQUITY
                          AND RELATED STOCKHOLDER MATTERS

------------------------------------------------------------------------------

     Although quotations for the Company's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. During the past two years, transactions in the common stock can only be described as very limited and sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market
value.   The Company's shares of common stock are currently eligible for quotation on the Electronic Board Bulletin Board under the symbol "BKEL."

     The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

CALENDAR QUARTER ENDED        HIGH BID ($)             LOW BID ($)
March 31, 1998                $   .125                 $   .125
June 30, 1998                     .125                     .125
September 30, 1998                .125                     .125
December 31, 1998                 .125                     .125

March 31, 1999                    .125                     .125
June 30, 1999                    1.125                     .125

     In February, 1999, the Company authorized the issuance of a total of 200,000 shares of post-split restricted common stock to Lawrence Grobstein, Secretary/Treasurer, for $10,000 cash, and 5,000 shares of restricted common stock each to Lawrence Sapperstein, President, and Anthony Adimey, a director, for services rendered on behalf of the Company. In December, 1997, the Company authorized the issuance of a total of 171,199 shares to Kirby Cochran (80,000 shares for cash and services); Roger Lund (51,199 shares for cash and services) and James C. Lewis (40,000 shares for services rendered), for cash and services contributed to the Company valued at $17,120. The shares of common stock issued in these transactions, are "restricted" within the meaning of the Securities Act of 1933 as amended ("Securities Act"), and such stock was issued in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act. Each of the individuals who acquired the common stock were provided with all pertinent information regarding the Company, and executed a representation letter evidencing their investment intent with respect to the shares acquired. The shares of common stock issued in these transactions may be sold only in compliance with all of the terms and conditions of Rule 144 promulgated under the Securities Act. (See "ITEM 12: CERTAIN RELATIONSHIPS
AND RELATED TRANSACTIONS.")

     Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

     As of the date of filing this report, there were approximately 375 holders of record of the Company's common stock.

------------------------------------------------------------------------------

                                       ITEM 6.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had very limited cash ($780), liabilities of $9,580, and no other liquid assets or resources.

     At present, the Company does not have adequate capital to conduct any significant operations. The Company is engaged in the search for potential business opportunities for acquisition or involvement with the Company, which activities are severely limited by the Company's lack of resources. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock.
It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

     The Company is dependent upon management and/or its principal shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase, and until the Company is in a position to enter into a business transaction, of which there can be no assurance. It is the intent of management and its principal shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, if the Company is in need of additional capital to enter into a business opportunity, the Company may not have sufficient capital, or be able to obtain sufficient capital from management or its principal shareholders for such purpose.

RESULTS OF OPERATIONS

     The Company had essentially no operations during the fiscal year ended December 31, 1998.

     The Company incurred expenses during the year ended of $12,340 in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year.

     As indicated, the Company will be dependent on management and its principal shareholders to provide sufficient capital to preserve the integrity of the corporate entity until the Company enters into a business enterprise.

------------------------------------------------------------------------------

                                       ITEM 7.

                                FINANCIAL STATEMENTS

------------------------------------------------------------------------------

     The following financial statements of the Company appear at the end of this report, beginning with page F-1:

TITLE                                                                         PAGE NO.
-----                                                                         --------
Independent Accountants' Report of Paul Healey,
     Certified Public Accountant                                                  F-3

Balance Sheets as of December 31, 1998 and 1997                                   F-4

Statement of Operations for the three years ended December 31, 1998,
     1997, and 1996                                                               F-5

Statement of Stockholders' Equity for the years ended December 31, 1998           F-6

Statement of Cash Flows for the three years ended December 31, 1998               F-7

Notes to Financial Statement                                                      F-8

------------------------------------------------------------------------------

                                       ITEM 8.

                      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                               AND FINANCIAL DISCLOSURE

------------------------------------------------------------------------------

     There have been no changes in or disagreements with accountants since the Company's organization.

                                       PART III

------------------------------------------------------------------------------

                                       ITEM 9.

  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                             16(a) OF THE EXCHANGE ACT

------------------------------------------------------------------------------

NAMES AND TERMS OF OFFICE

     The table below sets forth the name, age, and position of each executive officer and director of the Company.

     Name                    Age                    Position                       Since*
     ----                    ---                    --------                       ------
Larry A. Sapperstein          75             President and Director             November,1997

Lawrence Grobstein            48             Secretary/Treasurer
                                             and Director                       June, 1998

Anthony Adimey                35             Director                           November, 1997

-------------

     The term of office of any executive officer and director is one year and until his successor is elected and qualified.

     Set forth below is biographical information for the Company's sole officer/director:

     LAWRENCE A. SAPPERSTEIN, President and a director,  has been a certified
public accountant in Las Vegas, Nevada, since 1972.   For the past 20 years, he
has owned and operated his own accounting and tax practice in Las Vegas, Nevada, under the name "Lawrence Business Services, Inc." From 1972 to 1979, Mr. Sapperstein was employed by a local Las Vegas certified public accounting firm. Mr. Sapperstein has been semi-retired for approximately the last year, after turning over his accounting practice to his son. Mr. Sapperstein attended George Washington University, Washington D.C., where he studied accounting. Mr. Sapperstein was born on June 29, 1924 in Baltimore, Maryland. Mr. Sapperstein served on the board of directors of Cipher Voice, Inc., which completed a reorganization with Galaxy Enterprises in June, 1996.

     LAWRENCE GROBSTEIN, Secretary/Treasurer and a director, graduated from the University of Utah, Salt Lake City, Utah, in 1972 with an undergraduate
degree in marketing.   From 1993 to the present, he has been employed in
various management capacities, including sales manager and business manager, by Mike Hale Acura and Mike Hale Chevrolet-Oldsmobile, Salt Lake City automobile dealerships. From 1988 to 1993, Mr. Grobstein was employed by Osh Gosh B'Gosh, a clothing manufacturing and marketing company, as regional territory manager.

     ANTHONY ADIMEY, a member of the board of directors, has been engaged in various private enterprise over the past 2 years. Since June, 1997, he has operated a business assisting people in setting up their own home based business, and has taught dozens of seminars teaching people skills in owning and operating a home based business and related topics. From September 1997 to the present, he has been engaged in private stock trading for his own account. From 1989 to 1997, Mr. Adimey was the president, general manager and co-owner of New Adventures, Inc., Las Vegas, Nevada, a communications company specializing in national voice mail, answering services, and telephone and credit card billing services. New Adventure, Inc., was sold in 1997. In 1997, Mr. Adimey was responsible for communications and marketing of Strikers USA, Ltd., a multi-million dollar pool tournament. Mr. Adimey attended one year of college at The University of Nevada at Las Vegas, and one semester of computer training at Clark Community College.

CONTROL PERSONS

     In December, 1997, the Company issued a total of 171,199 post-split shares of common stock to Kirby Cochran, Roger Lund and James C. Lewis, in consideration of cash and services contributed to the Company. In February, 1999, the Company sold a total of 200,000 post-split shares of restricted common stock to Lawrence Grobstein, for the sum of $10,000. These individuals may be considered to be "control persons" of the Company. (See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT").

------------------------------------------------------------------------------

                           ITEM 10.  EXECUTIVE COMPENSATION

------------------------------------------------------------------------------

REMUNERATION DURING FISCAL YEAR

     During the fiscal year ended December 31, 1998, no officer or director received any cash compensation. Set forth below is a summary of all compensation received by officers and directors during the fiscal year:

                               CASH COMPENSATION TABLE

------------------------------------------------------------------------------

NAME OF INDIVIDUAL            CAPACITY IN WHICH                  CASH
OR NUMBER IN GROUP                 SERVED
COMPENSATION
------------------------------------------------------------------------------
Lawrence Sapperstein          President, Director                $0 in cash

Lawrence Grobstein            President, Director                $0 in cash (1)

Anthony Adimey                Director                           $0 in cash

     (1) In February, 1999, Mr. Grobstein purchased a total of 200,000 shares of common stock for $10,000. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

------------------------------------------------------------------------------

                                       ITEM 11.

                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                OWNERS AND MANAGEMENT

------------------------------------------------------------------------------

     The following table sets forth the name and address, as of the date of the filing of this report, the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group:


                                                  Amount and Nature of Ownership
                                                  ------------------------------

                                       Sole Voting       Shared Voting
     Name of Person                  and Investment      and Investment      Percent of
        or Group                        Power(1)             Power              Class
      ------------                    ------------        -----------         ----------
 PRINCIPAL SHAREHOLDERS:

 Lawrence Grobstein                       200,000           -0-                  28.15

 Kirby Cochran                             80,000           -0-                  11.26

 Roger Lund                                51,199           -0-                   7.21

 James C. Lewis                            40,000           -0-                   6.00



 OFFICERS AND DIRECTORS:

 Lawrence Sapperstein                    9,682(2)           -0-                   1.37

 Lawrence Grobstein          ----------------------------------See above----------------------------

 Anthony Adimey                             6,000           -0-                    .8

 ALL OFFICERS AND DIRECTORS AS
 A GROUP (3 PERSONS):                     215,682           -0-                  30.35


     (1) See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     (2) Includes 4,682 Shares held in a closely-held company owned by Mr. Sapperstein.

------------------------------------------------------------------------------

                                       ITEM 12.

                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

------------------------------------------------------------------------------

SALES, ISSUANCES AND TRANSFERS OF RESTRICTED STOCK

     In February, 1999, the Company sold a total of 200,000 post-split restricted shares of common stock to Lawrence Grobstein, Secretary/Treasurer
and a director, for the sum of $10,000.   This stock was sold to provide the
Company with necessary operating capital to perform administrative tasks and continue business.

     In February, 1999, the Company issued a total of 5,000 shares each to Lawrence Sapperstein, President and director, and Anthony Adimey, a director, for services rendered on behalf of the Company.

     In December, 1997, the Company authorized the issuance of a total of 171,199 shares of post-split restricted common stock to Kirby Cochran, Roger Lund and James C. Lewis, legal counsel, for services rendered in connection with efforts to reactivate the Company and cash having a total value of $17,120, as follows: Kirby Cochran - 80,000 shares; Roger Lund - 51,199 shares; and James C. Lewis - 40,000 shares.

     None of the transactions described above can be considered to be the result of arms' length negotiations. All of the share figures described above give effect to a 1-for-100 reverse split authorized by the Company's shareholders in August, 1998.

                                       PART IV

--------------------------------------------------------------------------------

                     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

EXHIBITS

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

     Exhibit No.      SEC Ref.        Title of Document                        Page No.

        1             (3)(i)          Articles of Incorporation, as amended    E-1

        2             (3)(ii)         By-Laws                                  E-2

        3             (27)            Financial Data Schedules                 *

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

REPORTS ON FORM 8-K

     During the fiscal year ended December 31, 1998, the Company filed no reports on Form 8-K.

--------------------------------------------------------------------------------

                                  SIGNATURES

--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              REGISTRANT:

                              BREAKTHROUGH ELECTRONICS, INC.

                              By /s/ Lawrence A. Sapperstein
                              -------------------------------------------------
                              Lawrence Sapperstein, Principal Executive Officer


                              Date:       August 15, 1999
                                    -------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              By /s/ Lawrence A. Sapperstein
                              -------------------------------------------------
                              Lawrence A. Sapperstein, President, and Principal Executive Officer and Principal Financial Officer


                              Date:       August 15, 1999
                                    -------------------------------------------


                              By /s/ Lawrence Grobstein
                              -------------------------------------------------
                              Lawrence Grobstein, Secretary/Treasurer


                              Date:       August 15, 1999
                                    -------------------------------------------

          PAUL M. HEALEY
          Certified Public Accountant
          3170 W. Sahara, Suite D-21
          Las Vegas, NV 89102
          (702) 368-0664 Phone - (702) 368-1363 Fax



                              Independent Auditor Report


April 17, 1999

To the Board of Directors and Shareholders of Breakthrough Electronics, Inc.
Las Vegas, NV

I have audited the accompanying balance sheets of Breakthrough Electronics, Inc. (A Development Stage Company) as of December 31, 1998 and 1997 and the related statements of income and retained earnings, cash flows and changes in stockholders' equity for the three years then ended, and for the period from July 31, 1986 (Inception) to December 31, 1998. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements audited by me present fairly, in all material respects, the financial position of Breakthrough Electronics, Inc., at December 31, 1998 and 1997, and the results of its operations and cash flows, and changes in stockholders' equity for the three years then ended, and for the period from July 31, 1986 (Inception) to December 31, 1998, in conformity with generally accepted accounting principles.

Paul M. Healey, CPA

                                             BREAKTHROUGH ELECTRONICS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                                    BALANCE SHEET


                                                                        DECEMBER 31,
                                                           -----------------------------------
                                                                 1998                 1997
                                                           -----------------    --------------
 CURRENT ASSETS

 Cash                                                       $           780      $          0
                                                           =================    ==============

 CURRENT LIABILITIES

 Accrued Taxes                                                        7,580             7,580

 Accounts Payable                                                     2,000             6,000
                                                           -----------------    --------------
 TOTAL LIABILITIES                                                    9,580            13,580



 STOCKHOLDERS' EQUITY (DEFICIT)

 Common Stock, Authorized 50,000,000 Shares at
 $.001 Par Value, 500,000 and 446,940 Shares Issued
 and Outstanding, respectively                                          500               447

 Additional Paid In Capital                                         795,321           778,254

 Retained Deficits                                                (804,621)         (792,281)
                                                           -----------------    ---------------

 TOTAL STOCKHOLDERS' DEFICIT                                        (8,800)          (13,580)
                                                           -----------------    ---------------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $           780      $          0
                                                           =================    ===============

           See accountants' audit report and notes to financial statements.

                            BREAKTHROUGH ELECTRONICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                          July 31, 1986
                                                                                          (Inception) to
                                                                                           December 31,
                                                1998          1997             1996            1998
                                            ------------   ------------    ------------     ------------
 REVENUES                                   $       0      $       0       $       0       $     78,000

 OPERATING EXPENSES

 Advertising & Promotional                          0              0               0              5,031

 Engineering & Development                          0              0               0             85,135

 Insurance                                          0              0               0              4,676

 Travel & Entertainment                           452              0               0             29,315

 Outside Services                                   0              0               0            127,199

 Rent                                               0              0               0             22,395

 Payroll                                            0              0               0            204,045

 Payroll Taxes                                      0              0               0             19,679

 Telephone                                          0              0               0             14,729

 Office                                           132              0               0             11,169

 Engineering Supplies                               0              0               0             12,763

 Other                                            636              0               0             10,551

 Patent Expenses                                    0              0               0             10,380

 Professional                                  11,120          6,000               0             34,909

 Depreciation & Amortization                        0              0               0             32,032

 Loss on Abandonment                                0              0               0             29,979

 Bad Loan Write Off                                 0              0               0            228,634
                                            ------------   ------------    ------------     ------------
 TOTAL OPERATING EXPENSES                      12,340          6,000               0            882,621
                                            ------------   ------------    ------------     ------------
 NET INCOME (LOSS)                            (12,340)        (6,000)              0           (804,621)

 RETAINED (DEFICIT) BEGINNING OF
 PERIOD                                      (792,281)      (786,281)       (786,281)                 0
                                            ------------   ------------    ------------     ------------
 RETAINED DEFICIT END OF PERIOD             $(804,621)     $(792,281)     $ (786,281)        $ (804,621)
                                            ============   ============    ============     ============

           See accountants' audit report and notes to financial statements.

                            BREAKTHROUGH ELECTRONICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS

                                                                JULY 31, 1986
                                                                 (INCEPTION)
                                                                      TO
                                                                 DECEMBER 31,
                               1998        1997        1996          1998
                            ---------   ---------   ---------   -------------
CASH FLOWS PROVIDED BY
OPERATIONS

Net Income (Loss)           $(12,340)    $(6,000)         $0       $(804,621)

Increase (Decrease):

Other Assets                       0           0           0               0

Accrued Expenses                   0           0           0           7,580

Accounts Payable              (4,000)      6,000           0           2,000
                            ---------   ---------   ---------   -------------

Net Cash Flow (Outlay)
From Operations              (16,340)          0           0        (795,041)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds From:

Sale of Common Stock              53           0           0             500

Paid in Capital               17,067           0           0         795,321
                            ---------   ---------   ---------   -------------

                              17,120           0           0         795,821
                            ---------   ---------   ---------   -------------

NET INCREASE (DECREASE)
IN CASH                          780           0           0             780

CASH AT THE BEGINNING OF
PERIOD                             0           0           0               0
                            ---------   ---------   ---------   -------------

CASH AT END OF PERIOD       $    780     $     0          $0       $     780
                            ---------   ---------   ---------   -------------
                            ---------   ---------   ---------   -------------

   See accountants' audit report and notes to financial statements.

                            BREAKTHROUGH ELECTRONICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 1998
                  AND FROM THE PERIOD JULY 31, 1986 (DATE OF INCEPTION)
                               THROUGH DECEMBER 31, 1998

                                                                                       Deficit
                                                                                     Accumulated
                                            Common Stock           Additional           During
                                    ---------------------------     Paid-In          Development
                                      Shares           Amount       Capital             Stage
                                    ----------       ----------    ----------        -----------
 Sale Stock - Insiders
 July 31, 1986                        11,394              $11        $22,777

 Deficit 1986                                                                              (152)
                                    ----------       ----------    ----------        -----------
 Balance December 31, 1986            11,394               11         22,777               (152)

 Sale Stock - Insiders
 April 10, 1987                        7,750                8         15,492

 Issuance Stock - Insiders
 Technology Rights                   130,000              130           (130)

 Sale Stock - Public
 October 2, 1987                      20,150               20        201,480

 Sale Stock - Public
 November 2, 1987                     24,500               24        179,433

 Exercise Stock Warrants
 December 17, 1987                       406                1          6,093

 Issuance Stock - Services
 December 27, 1987                    28,000               28         55,972

 Deficit 1987                                                                          (103,524)
                                    ----------       ----------    ----------        -----------
 Balance December 31, 1987           222,200              222        481,117           (103,676)

 Exercise Stock Warrants
 February 1, 1988                      2,240                2         30,654
 Deficit 1988                                                                          (188,157)
                                    ----------       ----------    ----------        -----------
 Balance December 31, 1988           224,440              224        511,771           (291,833)

 Deficit 1989                                                                          (359,617)
                                    ----------       ----------    ----------        -----------
 Balance December 31, 1989           224,440              224        511,771           (651,450)

 Issuance Stock
 Debt Exchange                        50,000               50         99,950

 Deficit 1990                                                                            (9,108)
                                    ----------       ----------    ----------        -----------
 Balance December 31, 1990           274,440              274        611,721           (660,558)

 Deficit 1991                                                                              (159)
                                    ----------       ----------    ----------        -----------


                See accountants' audit report and notes to financial statements.

                            BREAKTHROUGH ELECTRONICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 1998
                  AND FROM THE PERIOD JULY 31, 1986 (DATE OF INCEPTION)
                               THROUGH DECEMBER 31, 1998

 Balance December 31, 1991           274,440              274        611,721           (660,717)

 Deficit 1992                                                                               (85)
                                    ----------       ----------    ----------        -----------
 Balance December 31, 1992           274,440              274        611,721           (660,802)

 Issue Stock
 Technology Acquisition               30,000               30          2,970

 Issue Stock
 Technology Acquisition                9,500               10            940

 Issue Stock
 Debt Exchange                        50,000               50         49,092

 Deficit 1993                                                                              (335)
                                    ----------       ----------    ----------        -----------
 Balance December 31, 1993           363,940              364        664,723           (661,137)

 Issue Stock
 Technology Acquisition               30,000               30            (30)

 Insider Loans Payable Forgiven                                       97,253

 Deficit 1994                                                                          (114,047)
                                    ----------       ----------    ----------        -----------
 Balance December 31, 1994           393,940              394        761,946           (775,184)

 Issuance Stock
 Stock Issuance
 Services                             53,000               53            (53)

 Debt Forgiveness Insider to
 Paid In Capital                                                      16,361

 Deficit 1995                                                                           (11,097)
                                    ----------       ----------    ----------        -----------
 Balance December 31, 1995           446,940              447        778,254           (786,281)

 Deficit 1996
                                    ----------       ----------    ----------        -----------
 Balance December 31, 1996           446,940              447        778,254           (786,281)

 Deficit 1997                                                                            (6,000)
                                    ----------       ----------    ----------        -----------
 Balance December 31, 1997           446,940              447        778,254           (792,281)

 Stock Issuance Services             171,198              171         16,949

 Stock Cancellations                (118,138)            (118)           118

 Deficit 1998                                                                           (12,340)

 Balance December 31, 1998           500,000             $500       $795,321          $(804,621)
                                    ----------       ----------    ----------        -----------
                                    ----------       ----------    ----------        -----------

                See accountants' audit report and notes to financial statements.

                            BREAKTHROUGH ELECTRONICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997


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

                            BREAKTHROUGH ELECTRONICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1998 and 1997


NOTE 2 -- COMMON STOCK PUBLIC OFFERING

     On October 2 and November 2, 1987 the Company completed a public offering which raised $201,500 and $245,000 through the sale of 503,750 and 612,500 units respectively. Each unit consisted of 4 shares of common stock and 1 warrant to purchase common stock. on December 17, 1987, 162,500 warrants were exercised to purchase 40,625 shares of common stock for a total of $ 6,094. Four warrants entitled the shareholders to purchase 1 share of common stock at $.15 per share. The Company incurred approximately $ 65,000 in costs related to this offering.

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

                            BREAKTHROUGH ELECTRONICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997

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