Form 10QSB
period 1999-03-31
BREAKTHROUGH ELECTRONICS INC
filed 1999-09-10
CIK 816232

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
-------------------------------------------------------------------------------

(Mark one)
    XX
----------              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

----------              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

-------------------------------------------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES____ NO XX

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

         710,536 Shares as of August 10, 1999.

Transitional Small Business Disclosure Format (check one):   YES_____   NO  XX

                         BREAKTHROUGH ELECTRONICS, INC.

                Form 10-QSB for the Quarter ended March 31, 1999

                                Table of Contents
PART I - FINANCIAL INFORMATION                                                                PAGE

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

SIGNATURES

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                             From Inception
                                                                                            on July 31, 1986
                                                        For the Three Months                    Through
                                                           Ended March 31,                      March 31,
                                              -----------------------------------------    ------------------
                                                     1999                   1998                  1999
                                              -------------------    ------------------    ------------------
REVENUE                                       $              0.00    $             0.00    $           78,000
                                              -------------------    ------------------    ------------------
EXPENSES                                                    4,534                  0.00               887,155
                                              -------------------    ------------------    ------------------
   TOTAL EXPENSES                                           4,534                  0.00               887,155
                                              -------------------    ------------------    ------------------
NET (LOSS) OR PROFIT                          $           (4,534)    $             0.00    $        (809,155)
                                              ===================    ------------------    ==================

BASIC LOSS PER SHARE                          $              0.01    $             0.00

                                              ===================    ==================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                        710,536               710,536
                                              ===================    ==================


   The accompanying notes are an integral part of these financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                        Common Stock                        Additional               During
                                           -----------------------------------------         Paid-In               Development
                                                 Shares                Amount                 Capital                 Stage
                                           -----------------------------------------    -------------------    ------------------
Sale Stock - Insiders
July 31, 1986                                          11,394    $                11    $            22,777
Deficit 1986                                                                                                                (152)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1986                              11,394                     11                 22,777                 (152)
                                           ==================    ===================    ===================    ==================
Sale Stock - Insiders
April 10, 1987                                          7,750                      8                 15,492

Issuance Stock - Insiders
Technology Rights                                     130,000                    130                  (130)

Sale Stock - Public
October 2, 1987                                        20,150                     20                201,480

Sale Stock - Public
November 2, 1987                                       24,500                     25                179,433

Exercise Stock Warrants
December 17, 1987                                         406                      0                  6,093

Issuance Stock - Services
December 27, 1987                                      28,000                     28                 55,972

Deficit 1987                                                                                                            (103,524)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1987                             222,200                    222                481,117             (103,676)
                                           ==================    ===================    ===================    ==================
Exercise Stock Warrants
February 1, 1988                                        2,240                      2                 30,654
Deficit 1988                                                                                                            (188,157)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1988                             224,440                    224                511,771             (291,833)
                                           ==================    ===================    ===================    ==================
Deficit 1989                                                                                                            (359,617)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1989                             224,440                    224                511,771             (651,450)
                                           ==================    ===================    ===================    ==================
Issuance Stock
Debt Exchange                                          50,000                     50                 99,950

Deficit 1990                                                                                                              (9,108)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1990                             274,440                    274                611,721             (660,558)
                                           ==================    ===================    ===================    ==================
Deficit 1991                                                                                                                (159)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1991                             274,440                    274                611,721             (660,717)
                                           ==================    ===================    ===================    ==================
Deficit 1992                                                                                                                 (85)
                                           ------------------    -------------------    -------------------    ------------------

               See accountants' audit report and notes to financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

Balance December 31, 1992                             274,440                    274                611,721             (660,802)
                                           ==================    ===================    ===================    ==================
Issue Stock
Technology Acquisition                                 30,000                     30                  2,970

Issue Stock
Technology Acquisition                                  9,500                     10                    940

Issue Stock
Debt Exchange                                          50,000                     50                 49,092

Deficit 1993                                                                                                                (335)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1993                             363,940                    364                664,723             (661,137)
                                           ==================    ===================    ===================    ==================
Issue Stock
Technology Acquisition                                 30,000                     30                   (30)

Insider Loans Payable Forgiven                                                                       97,253

Deficit 1994                                                                                                            (114,047)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1994                             393,940                    394                761,946             (775,184)
                                           ==================    ===================    ===================    ==================
Issuance Stock
Stock Issuance
Services                                               53,000                     53                   (53)

Debt Forgiveness Insider to Paid In
Capital                                                                                              16,361

Deficit 1995                                                                                                             (11,097)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1995                             446,940                    447                778,254             (786,281)
                                           ==================    ===================    ===================    ==================
Deficit 1996                                                                                                                    0
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1996                             446,940                    447                778,254             (786,281)
                                           ==================    ===================    ===================    ==================
Deficit 1997                                                                                                              (6,000)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1997                             446,940                    447                778,254             (792,281)
                                           ==================    ===================    ===================    ==================
Stock Issuance Services                               171,198                    171                 16,949

Stock Cancellations                                 (118,139)                  (118)                    118

Deficit 1998                                                                                                             (12,340)

Balance December 31, 1998                             500,000                    500                795,321             (804,621)
                                           ==================    ===================    ===================    ==================

Stock Issuance Services                                10,536                     11                    (1)

Stock Sale                                            200,000                    200                 11,800

Balance March 31, 1999                                710,536    $               711    $           807,120    $        (809,155)
                                           ==================    ===================    ===================    ==================

        See accountants' audit report and notes to financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                               March 31,                    December 31,
                                                                                 1999                           1998
                                                                       ------------------------     -----------------------
CURRENT ASSETS
Cash                                                                   $                  7,756     $                   780
                                                                       ========================     =======================

CURRENT LIABILITIES
Accrued Taxes                                                                             7,580                       7,580
Accounts Payable                                                                          1,500                       2,000
                                                                       ------------------------     -----------------------
TOTAL LIABILITIES                                                                         9,080                       9,580
                                                                       ========================     =======================

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, Authorized 50,000,000 Shares at $.001
Par Value, 710,536 and 500,000 Issued and Outstanding                                       711                         500

Additional Paid In Capital                                                              807,120                     795,321

Retained Deficits                                                                     (809,155)                   (804,621)
                                                                       ------------------------     -----------------------
TOTAL STOCKHOLDERS' DEFICIT                                                             (1,324)                     (8,800)
                                                                       ========================     =======================
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $                  7,756     $                   780
                                                                       ========================     =======================


        See accountants' audit report and notes to financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                     From Inception
                                                                                                    on July 31, 1986
                                                               For the Three Months                      Through,
                                                                1986 Ended March 31,                     March 31,
                                                             1999                  1998                   1999
                                                      ------------------    -------------------    -------------------
CASH FLOWS PROVIDED BY OPERATIONS

Net Income (Loss)                                     $          (4,534)    $                 0    $         (809,155)

Increase (Decrease):

Other Assets                                                           0                      0                      0

Accrued Expenses                                                       0                      0                  7,580

Accounts Payable                                                   (500)                (6,000)                  1,500
                                                      ------------------    -------------------    -------------------
Net Cash Flow (Outlay) From Operations                           (5,034)                (6,000)              (800,075)
                                                      ==================    ===================    ===================
CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds From:

Sale of Common Stock                                                 210                      0                    711

Paid in Capital                                                   11,800                      0                807,120
                                                      ------------------    -------------------    -------------------
                                                                  12,010                      0                807,831
                                                      ==================    ===================    ===================
NET INCREASE (DECREASE) IN CASH                                    6,976                      0                  7,756

CASH AT THE BEGINNING OF PERIOD                                      780                      0                      0
                                                      ------------------    -------------------    -------------------
CASH AT END OF PERIOD                                 $            7,756    $                 0    $             7,756
                                                      ==================    ===================    ===================


             See accountants' audit report and notes to financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 1999

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

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 1999


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

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 1999




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

        (2)       RESULTS OF OPERATIONS

         Breakthrough Electronics, Inc. (Company) was incorporated as "Queens Mining Company" on July 31, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.," terminated its activities in the mining business, and began efforts to develop and market electronic products, including a telephone device designed to screen calls, acquired from its then President.

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

                           PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS

         None.

        ITEM 2 - CHANGES IN SECURITIES

         In February, 1999, the Company sold a total of 200,000 shares of commons stock to Larry Grobstein, Secretary/Treasurer, for the sum of $10,000 cash, to provide the Company with necessary operating capital. In addition, in February, 1999, the Company issued 5,000 shares of common stock each to Larry Sapperstein, President and a director, and Anthony Adimey, a director, for services on behalf of the Company. None of these transactions can be considered the result of arms' length negotiations.

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

                                          BREAKTHROUGH ELECTRONICS, INC.


August 14, 1999                           /s/ Lawrence A. Sapperstein
                                          --------------------------------------
                                          Lawrence A. Sapperstein
                                          President and Chief Accounting Officer

                                          BREAKTHROUGH ELECTRONICS, INC.


August 14, 1999                           /s/ Lawrence Grobstein
                                          --------------------------------------
                                          Lawrence Grobstein
                                          Secretary/Treasurer