Form 10QSB
period 1999-06-30
BREAKTHROUGH ELECTRONICS INC
filed 1999-09-10
CIK 816232

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

                         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----------               EXCHANGE ACT OF 1934

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

                                 (702) 368-0664
                           ---------------------------
                           (Issuer's telephone number)

------------------------------------------------------------------------------

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

                         BREAKTHROUGH ELECTRONICS, INC.

                 Form 10-QSB for the Quarter ended June 30, 1999

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

SIGNATURES

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                                 From Inception
                                                                                                                on July 31, 1986
                                         For the Three Months                     For the Six Months                 Through
                                             Ended June 30,                         Ended June 30,                   June 30,
                                   ----------------------------------     ---------------------------------     ----------------
                                        1999                1998               1999               1998                1999
                                   ---------------    ----------------    ---------------    ---------------    ----------------
REVENUE                            $             0    $              0    $             0    $             0    $         78,000
                                   ---------------    ----------------    ---------------    ---------------    ----------------
EXPENSES                                     1,895              11,704              6,429             11,704             889,050
                                   ---------------    ----------------    ---------------    ---------------    ----------------
   TOTAL EXPENSES                            1,895              11,704              6,429             11,704             889,050
                                   ---------------    ----------------    ---------------    ---------------    ----------------
NET (LOSS) OR PROFIT               $       (1,895)    $       (11,704)    $       (6,429)    $      (11,704)    $      (811,050)
                                   ---------------    ----------------    ---------------    ---------------    ----------------
                                   ---------------    ----------------    ---------------    ---------------    ----------------

BASIC LOSS PER SHARE               $          0.00    $           0.02    $          0.01    $          0.02
                                   ---------------    ----------------    ---------------    ---------------
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                                710,536             500,000            710,536            500,000
                                   ---------------    ----------------    ---------------    ---------------
                                   ---------------    ----------------    ---------------    ---------------


   The accompanying notes are an integral part of these financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                        Common Stock                        Additional               During
                                           ----------------------------------------          Paid-In             Development
                                                Shares                  Amount                Capital                Stage
                                           ------------------    -------------------    -------------------    ------------------
Sale Stock - Insiders
July 31, 1986                                          11,394    $                11    $            22,777
Deficit 1986                                                                                                   $            (152)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1986                              11,394                     11                 22,777                 (152)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Sale Stock - Insiders
April 10, 1987                                          7,750                      8                 15,492
Issuance Stock - Insiders
Technology Rights                                     130,000                    130                  (130)
Sale Stock - Public
October 2, 1987                                        20,150                     20                201,480
Sale Stock - Public
November 2, 1987                                       24,500                     25                179,433
Exercise Stock Warrants
December 17, 1987                                         406                      0                  6,093
Issuance Stock - Services
December 27, 1987                                      28,000                     28                 55,972
Deficit 1987                                                                                                            (103,524)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1987                             222,200                    222                481,117             (103,676)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Exercise Stock Warrants
February 1, 1988                                        2,240                      2                 30,654
Deficit 1988                                                                                                            (188,157)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1988                             224,440                    224                511,771             (291,833)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Deficit 1989                                                                                                            (359,617)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1989                             224,440                    224                511,771             (651,450)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Issuance Stock
Debt Exchange                                          50,000                     50                 99,950
Deficit 1990                                                                                                              (9,108)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1990                             274,440                    274                611,721             (660,558)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Deficit 1991                                                                                                                (159)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1991                             274,440                    274                611,721             (660,717)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Deficit 1992                                                                                                                 (85)
                                           ------------------    -------------------    -------------------    ------------------


          See accountants' audit report and notes to financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

Balance December 31, 1992                             274,440                    274                611,721             (660,802)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Issue Stock
Technology Acquisition                                 30,000                     30                  2,970

Issue Stock
Technology Acquisition                                  9,500                     10                    940

Issue Stock
Debt Exchange                                          50,000                     50                 49,092

Deficit 1993                                                                                                                (335)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1993                             363,940                    364                664,723             (661,137)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Issue Stock
Technology Acquisition                                 30,000                     30                   (30)

Insider Loans Payable Forgiven                                                                       97,253
Deficit 1994                                                                                                            (114,047)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1994                             393,940                    394                761,946             (775,184)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Issuance Stock
Stock Issuance
Services                                               53,000                     53                   (53)
Debt Forgiveness Insider to Paid In
Capital                                                                                              16,361

Deficit 1995                                                                                                             (11,097)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1995                             446,940                    447                778,254             (786,281)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Deficit 1996                                                                                                                    $
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1996                             446,940                    447                778,254             (786,281)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Deficit 1997                                                                                                              (6,000)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1997                             446,940                    447                778,254             (792,281)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Stock Issuance Services                               171,198                    171                 16,949

Stock Cancellations                                 (118,139)                  (118)                    118

Deficit 1998                                                                                                             (12,340)
Balance December 31, 1998                             500,000                    500                795,321             (804,621)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------
Stock Issuance Services                                10,536                     11                    (1)

Stock Sale                                            200,000                    200                 11,800

Balance June 30, 1999                                 710,536    $               711    $           807,120    $        (809,155)
                                           ------------------    -------------------    -------------------    ------------------
                                           ------------------    -------------------    -------------------    ------------------


          See accountants' audit report and notes to financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                              June 30,                   December 31,
                                                                                1999                        1998
                                                                       ------------------------     -----------------------
CURRENT ASSETS
Cash                                                                   $                  5,861     $                   780
                                                                       ------------------------     -----------------------
                                                                       ------------------------     -----------------------

CURRENT LIABILITIES
Accrued Taxes                                                                             7,580                       7,580
Accounts Payable                                                                          1,500                       2,000
                                                                       ------------------------     -----------------------
TOTAL LIABILITIES                                                                         9,080                       9,580
                                                                       ------------------------     -----------------------
                                                                       ------------------------     -----------------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, Authorized 50,000,000 Shares at
$.001 Par Value, 710,536 and 500,000 Issued and
Outstanding respectively                                                                    711                         500
Additional Paid In Capital                                                              807,120                     745,821
Retained Deficits                                                                     (811,050)                   (804,621)
                                                                       ------------------------     -----------------------
TOTAL STOCKHOLDERS' DEFICIT                                                             (3,291)                     (7,580)
                                                                       ------------------------     -----------------------
                                                                       ------------------------     -----------------------

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                                                 $                  5,861     $                   780
                                                                       ------------------------     -----------------------
                                                                       ------------------------     -----------------------


           See accountants' audit report and notes to financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                 From Inception
                                                                                                                on July 31, 1986
                                         For the Three Months                    For the Six Months                  Through
                                            Ended June 30,                         Ended June 30,                    June 30,
                                -------------------------------------    -----------------------------------    ------------------
                                     1999                 1998                1999                1998                 1999
                                ---------------    ------------------    ---------------    ----------------    ------------------
CASH FLOWS PROVIDED
BY OPERATIONS

Net Income (Loss)               $       (1,895)    $         (11,704)    $       (6,429)    $       (11,704)    $        (811,050)

Increase (Decrease):

Other Assets                                  0                     0                  0                   0                     0

Accrued Expenses                              0                     0                  0                   0                 7,580

Accounts Payable                              0               (4,000)                500             (4,000)                 1,500
                                ---------------    ------------------    ---------------    ----------------    ------------------
Net Cash Flow (Outlay) From
Operations                              (1,895)              (15,704)            (6,929)            (15,704)             (801,970)
                                ---------------    ------------------    ---------------    ----------------    ------------------
                                ---------------    ------------------    ---------------    ----------------    ------------------
CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds From:

Sale of Common Stock                          0                     5                210                   5                   711

Paid in Capital                               0                17,115             11,800              17,115               807,120
                                ---------------    ------------------    ---------------    ----------------    ------------------
                                              0                17,120             12,010              17,120               807,831
                                ---------------    ------------------    ---------------    ----------------    ------------------
                                ---------------    ------------------    ---------------    ----------------    ------------------
NET INCREASE
(DECREASE) IN CASH                      (1,895)                 1,416              5,081               1,416                 5,861

CASH AT THE BEGINNING
OF PERIOD                                 7,756                     0                780                   0                     0
                                ---------------    ------------------    ---------------    ----------------    ------------------
CASH AT END OF PERIOD           $         5,861    $            1,416    $         5,861    $          1,416    $            5,861
                                ---------------    ------------------    ---------------    ----------------    ------------------
                                ---------------    ------------------    ---------------    ----------------    ------------------


        See accountants' audit report and notes to financial statements.

                         BREAKTHROUGH ELECTRONICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 1999

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

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 1999

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

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 1999

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