Form 10KSB/A
period 1998-12-31
BREAKTHROUGH ELECTRONICS INC
filed 1999-09-16
CIK 816232

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     AMENDMENT #1
                                          TO
                                     FORM 10-KSB

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

          PAUL M. HEALEY
          Certified Public Accountant
          3170 W. Sahara, Suite D-21
          Las Vegas, NV 89102
          (702) 368-0664 Phone - (702) 368-1363 Fax



                              Independent Auditor Report


April 17, 1999

To the Board of Directors and Shareholders of Breakthrough Electronics, Inc.
Las Vegas, NV

I have audited the accompanying balance sheets of Breakthrough Electronics, Inc. (A Development Stage Company) as of December 31, 1998 and 1997 and the related statements of income and retained earnings, cash flows and changes in stockholders' equity for the years then ended, and for the period from July 31, 1986 (Inception) to December 31, 1998. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements audited by me present fairly, in all material respects, the financial position of Breakthrough Electronics, Inc., at December 31, 1998 and 1997, and the results of its operations and cash flows, and changes in stockholders' equity for the years then ended, and for the period from July 31, 1986 (Inception) to December 31, 1998, in conformity with generally accepted accounting principles.

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

                            BREAKTHROUGH ELECTRONICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1998, AND 1997
        AND THE PERIOD FROM JULY 31, 1986 (INCEPTION) TO DECEMBER 31, 1998

                                                                           July 31, 1986
                                                                           (Inception) to
                                                                            December 31,
                                                1998          1997              1998
                                            ------------   ------------      ------------
 REVENUES                                   $       0      $       0        $     78,000

 OPERATING EXPENSES

 Advertising & Promotional                          0              0               5,031

 Engineering & Development                          0              0              85,135

 Insurance                                          0              0               4,676

 Travel & Entertainment                           452              0              29,315

 Outside Services                                   0              0             127,199

 Rent                                               0              0              22,395

 Payroll                                            0              0             204,045

 Payroll Taxes                                      0              0              19,679

 Telephone                                          0              0              14,729

 Office                                           132              0              11,169

 Engineering Supplies                               0              0              12,763

 Other                                            636              0              10,551

 Patent Expenses                                    0              0              10,380

 Professional                                  11,120          6,000              34,909

 Depreciation & Amortization                        0              0              32,032

 Loss on Abandonment                                0              0              29,979

 Bad Loan Write Off                                 0              0             228,634
                                            ------------   ------------      ------------
 TOTAL OPERATING EXPENSES                      12,340          6,000             882,621
                                            ------------   ------------      ------------
 NET INCOME (LOSS)                            (12,340)        (6,000)           (804,621)

 RETAINED (DEFICIT) BEGINNING OF
 PERIOD                                      (792,281)      (786,281)                  0
                                            ------------   ------------      ------------
 RETAINED DEFICIT END OF PERIOD             $(804,621)     $(792,281)         $ (804,621)
                                            ============   ============      ============

           See accountants' audit report and notes to financial statements.

                            BREAKTHROUGH ELECTRONICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998, AND 1997
        AND THE PERIOD FROM JULY 31, 1986 (INCEPTION) TO DECEMBER 31, 1998

                                                    JULY 31, 1986
                                                     (INCEPTION)
                                                          TO
                                                     DECEMBER 31,
                               1998        1997          1998
                            ---------   ---------   -------------
CASH FLOWS PROVIDED BY
OPERATIONS

Net Income (Loss)           $(12,340)    $(6,000)      $(804,621)

Increase (Decrease):

Other Assets                       0           0               0

Accrued Expenses                   0           0           7,580

Accounts Payable              (4,000)      6,000           2,000
                            ---------   ---------   -------------

Net Cash Flow (Outlay)
From Operations              (16,340)          0        (795,041)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds From:

Sale of Common Stock              53           0             500

Paid in Capital               17,067           0         795,321
                            ---------   ---------   -------------

                              17,120           0         795,821
                            ---------   ---------   -------------

NET INCREASE (DECREASE)
IN CASH                          780           0             780

CASH AT THE BEGINNING OF
PERIOD                             0           0               0
                            ---------   ---------   -------------

CASH AT END OF PERIOD       $    780     $     0       $     780
                            ---------   ---------   -------------
                            ---------   ---------   -------------

   See accountants' audit report and notes to financial statements.

                            BREAKTHROUGH ELECTRONICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND FROM THE PERIOD JULY 31, 1986 (DATE OF INCEPTION)
                               THROUGH DECEMBER 31, 1998

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

                            BREAKTHROUGH ELECTRONICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
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