Form 10QSB
period 1999-09-30
BREAKTHROUGH ELECTRONICS INC
filed 1999-11-15
CIK 816232

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

-------------------------------------------------------------------------------

(Mark one)

  XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------  ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
-------
         For the transition period from ___________ to ___________

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

               3170 WEST SAHARA, SUITE D-21, LAS VEGAS, NEVADA 89102
               -----------------------------------------------------
                     (Address of principal executive offices)

                                 (702) 368-0664
                           ---------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  XX   NO
                                                             ------   ------
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

         710,536 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):  YES      NO  XX
                                                               -----   -----

                         BREAKTHROUGH ELECTRONICS, INC.

              Form 10-QSB for the Quarter ended September 30, 1999

                                Table of Contents


PART I - FINANCIAL INFORMATION                                                                            PAGE

         Item 1.  Financial Statements                                                                      3

         Item 2.  Management's Discussion and Analysis or Plan of Operation                                 11


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                         12

         Item 2.  Changes in Securities                                                                     12

         Item 3.  Defaults Upon Senior Securities                                                           12

         Item 4.  Submission of Matters to a Vote of Security Holders                                       12

         Item 5.  Other Information                                                                         12

         Item 6.  Exhibits and Reports on Form 8-K                                                          12

SIGNATURES                                                                                                  13

                                        2

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                       September 30,              December 31,
                                                                           1999                       1998
                                                                  ----------------------     ----------------------

CURRENT ASSETS

Cash                                                              $                4,459     $                  780
                                                                  ======================     ======================

CURRENT LIABILITIES

Accrued Taxes                                                                      7,580                      7,580
Accounts Payable                                                                   1,500                      2,000
                                                                  ----------------------     ----------------------
TOTAL LIABILITIES                                                                  9,080                      9,580
                                                                  ======================     ======================

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, Authorized 50,000,000 Shares at
$.001 Par Value, 710,536 and 500,000 Issued
and Outstanding, respectively                                                        711                        500
Additional Paid In Capital                                                       807,120                    745,821
Retained Deficits                                                              (812,452)                  (804,621)
                                                                  ----------------------     ----------------------
TOTAL STOCKHOLDERS' DEFICIT                                                      (4,621)                    (7,580)
                                                                  ======================     ======================

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                                            $                4,459     $                  780
                                                                  ======================     ======================


     The accompanying notes are an integral part of these financial statements.
                                        3

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                                 From Inception
                                                                                                                on July 31, 1986
                                          For the Three Months                 For the Nine Months                 Through
                                           ended September 30,                  ended September 30,                September 30,
                                   -----------------------------------    ----------------------------------    ----------------
                                        1999                1998               1999               1998                1999
                                   ---------------    ----------------    ---------------    ---------------    ----------------
REVENUE                            $             0    $              0    $             0    $             0    $         78,000
                                   ---------------    ----------------    ---------------    ---------------    ----------------
EXPENSES                                     1,402                   0              7,831             11,704             890,452
                                   ---------------    ----------------    ---------------    ---------------    ----------------
   TOTAL EXPENSES                            1,402                   0              7,831             11,704             890,452
                                   ---------------    ----------------    ---------------    ---------------    ----------------
NET (LOSS) OR PROFIT               $       (1,402)    $              0    $       (7,831)    $      (11,704)    $      (812,452)
                                   ===============    ================    ===============    ===============    ================
BASIC LOSS PER SHARE               $          0.00    $           0.00    $          0.01    $          0.02
                                   ---------------    ----------------    ---------------    ---------------
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                                710,536             446,940            710,536            500,000
                                   ===============    ================    ===============    ===============


     The accompanying notes are an integral part of these financial statements.
                                        4

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


        See accountants' audit report and notes to financial statements.
                                        5

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


Balance December 31, 1992                             274,440                    274                611,721             (660,802)
                                           ==================    ===================    ===================    ==================
Issue Stock
Technology Acquisition                                 30,000                     30                  2,970

Issue Stock
Technology Acquisition                                  9,500                     10                    940

Issue Stock
Debt Exchange                                          50,000                     50                 49,092

Deficit 1993                                                                                                                (335)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1993                             363,940                    364                664,723             (661,137)
                                           ==================    ===================    ===================    ==================
Issue Stock
Technology Acquisition                                 30,000                     30                   (30)

Insider Loans Payable Forgiven                                                                       97,253

Deficit 1994                                                                                                            (114,047)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1994                             393,940                    394                761,946             (775,184)
                                           ==================    ===================    ===================    ==================
Issuance Stock
Stock Issuance
Services                                               53,000                     53                   (53)

Debt Forgiveness Insider to Paid In
Capital                                                                                              16,361

Deficit 1995                                                                                                             (11,097)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1995                             446,940                    447                778,254             (786,281)
                                           ==================    ===================    ===================    ==================
Deficit 1996                                                                                                                    $
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1996                             446,940                    447                778,254             (786,281)
                                           ==================    ===================    ===================    ==================
Deficit 1997                                                                                                              (6,000)
                                           ------------------    -------------------    -------------------    ------------------
Balance December 31, 1997                             446,940                    447                778,254             (792,281)
                                           ==================    ===================    ===================    ==================
Stock Issuance Services                               171,198                    171                 16,949

Stock Cancellations                                 (118,139)                  (118)                    118

Deficit 1998                                                                                                             (12,340)

Balance December 31, 1998                             500,000                    500                795,321             (804,621)
                                           ==================    ===================    ===================    ==================
Stock Issuance Services                                10,536                     11                    (1)

Stock Sale                                            200,000                    200                 11,800

Net Loss for the nine months ended
September 30, 1999                                                                                             $          (7,831)

Balance September 30, 1999                            710,536    $               711    $           807,120    $        (812,452)
                                           ==================    ===================    ===================    ==================


           See accountants' audit report and notes to financial statements.
                                       6

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                              From Inception
                                                                                                             on July 31, 1986
                                          For the Three Months                  For the Nine Months               Through
                                            ended September30,                   ended September 30,            September 30,
                                   ----------------------------------    ---------------------------------    ---------------
                                        1999                 1998                1999                1998                1999
                                   --------------    ----------------    --------------    ---------------    ---------------
CASH FLOWS PROVIDED
BY OPERATIONS

Net Income (Loss)                  $      (1,402)    $              0    $      (7,831)    $      (11,704)    $     (812,452)

Increase (Decrease):

Other Assets                                    0                   0                 0                  0                  0

Accrued Expenses                                0                   0                 0                  0              7,580

Accounts Payable                                0                   0               500            (4,000)              1,500
                                   --------------    ----------------    --------------    ---------------    ---------------
Net Cash Flow (Outlay) From
Operations                                (1,402)                   0           (8,331)           (15,704)          (803,372)
                                   ==============    ================    ==============    ===============    ===============
CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds From:

Sale of Common Stock                            0                   0               210                  5                711

Paid in Capital                                 0                   0            11,800             17,115            807,120
                                   --------------    ----------------    --------------    ---------------    ---------------
                                                0                   0            12,010             17,120            807,831
                                   ==============    ================    ==============    ===============    ===============
NET INCREASE
(DECREASE) IN CASH                        (1,402)                   0             3,679              1,416              4,459

CASH AT THE BEGINNING
OF PERIOD                                   5,861               1,416               780                  0                  0
                                   --------------    ----------------    --------------    ---------------    ---------------
CASH AT END OF PERIOD              $        4,459    $          1,416    $        4,459    $         1,416    $         4,459
                                   ==============    ================    ==============    ===============    ===============




        See accountants' audit report and notes to financial statements.
                                        7

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

NOTE 1 -- ACCOUNTING POLICIES

         Organization of the Company

         Breakthrough Electronics, Inc., formerly Golden Queens Mining Company, was incorporated on July 31, 1986 under the laws of the State of Nevada. The Company changed its name to Breakthrough Electronics, Inc., on June 10, 1987. The change was in response to the Company's new business focus of developing an electronic telephone screening device then known as "Phoneguard". The Company terminated this business several years ago, and has been inactive for the past few years. Phoneguard was acquired through the issuance of common stock with no acquisition cost assigned. The Company is still in the development stage, as it has no revenue to date.

         The Company is authorized to issue up to 50,000,000 shares of common stock, $.001 par value. Over the years, the Company has raised capital under both public offerings as well as private stock sales. The Company intended to utilize capital raised to complete the research and development of Phoneguard, and then implement a marketing plan thereafter. As of the reporting date, the Company has expended all of the capital raised, without completing the intended task. As of the reporting date, the Company has ceased any and all operations, and its technology has become outdated. Currently, the Company's sole business focus, is the contemplation of acquiring, or being acquired by, an existing company via either purchase or merger.

         The financial statements reflect certain capital equipment items which have been fully expensed either from previous depreciation expense or loss on asset abandonment. The total original expenditures for all capital equipment has been included in losses to date, and is not segregated in the statement of cash flows.

                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

NOTE 2 -- COMMON STOCK PUBLIC OFFERING

         On October 2 and November 2, 1987 the Company completed a public offering which raised $201,500 and $245,000 through the sale of 503,750 and 612,500 units respectively. Each unit consisted of 4 shares of common stock and 1 warrant to purchase common stock. on December 17, 1987, 162,500 warrants were exercised to purchase 40,625 shares of common stock for a total of $ 6,094. Four warrants entitled the shareholders to purchase 1 share of common stock at $.15 per share. The Company incurred approximately $ 65,000 in costs related to this offering. On December 28, 1987 the Company issued a Notice of Call of Warrants to the shareholders. The call price of the warrant was $.001 per warrant. All warrants which were not exercised or tendered back to the Company by February 1, 1988, expired. On February 1, 1988, 895,976 warrants were exercised to purchase 223,994 shares of common stock for $30,656.

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


                         BREAKTHROUGH ELECTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

         NOTE 4    GENERAL INFORMATION

                  The Company entered into an agreement with Cipher Voice, Inc.,
(CVI) whereby it granted CVI an exclusive license to the use of the Company's Phoneguard technology. The license agreement provided for a profit sharing arrangement based on anticipated future sales of the Phoneguard. The intent of CVI was to attempt to complete the research and development of Phoneguard. As was the case with the Company, CVI never completed its intended task, and expended all of its capital and has ceased operations as of the reporting date. CVI has subsequently been purchased by a third party unrelated company. Both the Company and CVI were founded by Barry Rose, who at one time served as President of both CVI and the Company.

        Management has indicated that it feels that given the rapid advancements ongoing in the technology field, as well as the passage of time, that there is no value to the technology.

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

        (2)       RESULTS OF OPERATIONS

         Breakthrough Electronics, Inc. (Company) was incorporated as "Golden Queens Mining Company" on July 31, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.," terminated its activities in the mining business, and began efforts to develop and market electronic products, including a telephone device designed to screen telephone calls, acquired from its then President. This business was terminated years ago.

        During the quarter ended September 30, 1999, the Company had $1,402 in expenses, as compared to no expenses for the quarter ended September 30, 1998. Expenses for the nine months ended September 30, 1000, were $7,831, as compared to total expenses of $11,704 for the nine months ended September 30, 1998. All of such expenses were incurred in connection with the Company's efforts to reactivate its business.

          The Company has had no operations or revenues, or significant assets or liabilities over the past several years. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

        (3)       LIQUIDITY AND CAPITAL RESOURCES

         The Company has no operations, and limited assets ($4,459) and $9,000 in liabilities; accordingly, the Company is fully dependent upon its officers and directors and principal shareholders, for operating capital. During the period(s) presented herein, the Company was inactive and no advances were made, and only limited expenses ($1,402) paid on the Company's behalf.

        The Company is currently reviewing a business enterprise for a possible merger transaction and negotiations are underway. However, to date, no formal agreement has been entered into and there is no assurance a transaction will be consummated. At such time as the Company enters into a transaction, of which there can be no assurance, the Company will require additional capital.

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

                                  BREAKTHROUGH ELECTRONICS, INC.

        November 5, 1999          /s/ LAWRENCE A. SAPPERSTEIN
                                  ---------------------------------------------
                                  Lawrence A. Sapperstein
                                  President and Chief Accounting Officer

                                  BREAKTHROUGH ELECTRONICS, INC.

        November 5, 1999          /s/ LAWRENCE GROBSTEIN
                                  ---------------------------------------------
                                  Lawrence Grobstein
                                  Secretary/Treasurer