Form 10QSB
period 1999-12-31
DIGITAL DJ HOLDINGS INC
filed 2000-02-24
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            FORM 10-QSB SEC File No:
                                   33-14982-LA

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31,
                                      1999

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________




                           DIGITAL D.J. HOLDINGS, INC.
                                formerly known as

                         BREAKTHROUGH ELECTRONICS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


   Nevada                            33-14982-LA               77-0530472
   ------                            -----------               ----------
(State or other                      (Commission             (IRS Employer
jurisdiction of                      File Number)          Identification No.)
incorporation)


           1658 E. Capitol Expressway, #294San Jose, California 95121
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Company's telephone number, including area code:      (408) 946-8500
                                                --------------------


                        Breakthrough Electronics, Inc.,
             2612 East Kentucky Avenue, Salt Lake City, Utah 84117
--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           [ X ] Yes   [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     13,177,528 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one): [   ] Yes   [ X ] No

                            BREAKTHROUGH ELECTRONICS

               Form 10-QSB for the Quarter ended December 31, 1999

                                Table of Contents

                                                                         Page

PART 1 - ITEM 2.............................................................4

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR DIGITAL D.J. HOLDINGS, INC...............4
     CAUTION REGARDING FORWARD-LOOKING INFORMATION..........................4
     OVERVIEW OF THE COMPANY................................................4

PART II - OTHER INFORMATION.................................................8
     ITEM 1 - LEGAL PROCEEDINGS.............................................8
     ITEM 2 - CHANGES IN SECURITY...........................................8
     ITEM 3 - DEFAULTS ON SENIOR SECURITIES.................................9
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........9
     ITEM 5 - OTHER INFORMATION.............................................9
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................9
     SIGNATURE.............................................................10

EXHIBIT....................................................................11

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR DIGITAL D.J. HOLDINGS, INC.

     The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the financial statements, including notes thereto, for the Company.

CAUTION REGARDING FORWARD-LOOKING INFORMATION
---------------------------------------------

         This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks or uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumption prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

OVERVIEW OF THE COMPANY
-----------------------

         Digital D.J. Holdings, Inc. (the "Company") was incorporated as "Golden Queens Mining Company" on July 31, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.," terminated its activities in the mining business, and began efforts to develop and market electronic products, including a telephone device designed to screen telephone calls, acquired from its then President. This business was terminated several years ago. On November 22, 1999, the Company acquired Digital D.J., Inc., pursuant to a reverse triangular merger in a transaction in which approximately 12,466,992 shares of the Company's common stock were issued to the shareholders of Digital D.J., Inc. (the "Reorganization"). The Reorganization resulted in control of the Company transferring from the former shareholders to the former shareholders of Digital D.J., Inc. The terms and conditions of the Reorganization are set forth in the Company's Form 8-K filed with the Commission for the period beginning on November 22, 1999.

         Digital DJ Inc. was incorporated in December 1991. Its primary business activity was the development and marketing of a digital data system that provides a variety of information services to radio listeners using FM subcarrier technology. On April 1, 1999, the Company established a wholly owned subsidiary, FM Intelligent Transportation Systems, Inc. (FMITS), which provided a traffic information service in the mobile market, with an initial investment of $5,000 for 5,000,000 shares of common stock. On June 1, 1999, the Company transferred 1,142,376 shares of the common stock of FMITS (approximately 23% interest) to Nichimen America, Inc. (Nichimen) in consideration of the cancellation of accounts payable to Nichimen in the amount of $951,980.

Results of Operations

         As of December 31, 1999, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying consolidated statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing or restructuring of its liabilities will be required in order for the Company to complete its development stage activities. Management believes that it will be able to obtain such financing from new investors, and restructure its liabilities.

         The Company had no operations or revenues, or significant assets or liabilities over the past several years until completion of the Reorganization on November 22, 1999. All representations of the Company prior to November 22, 1999, set forth in this Management's Discussion and Analysis are therefore provided on a pro forma basis as if the Reorganization had occurred in such period. In August, 1998, the Company entered into a License Agreement with Deutsche Telekom AG to use the Company's Radio Information System - Europe Version, for a term of 5 years for a total license fee of $1,625,000, paid $1,250,000 in 1998, and $125,000, in March of the years 1999, 2000 and 2001 (the
"DT Contract"). The DT Contract constituted the Company's sole source of revenue in 1998. In January 1999, the Company entered into a license agreement with its only other customer, the Netherlands Broadcasting Transmission Company, for the same technology for a five year contract, which constituted the Company's sole new source of revenue in 1998. The Netherlands Broadcasting contract was for a five year term for total license fees of $300,000, paid $200,000 in 1999 and $25,000 per year in 2000, 2001, 2002 and 2003. Because the Company licensed its technology over a five year term it was forced to recognize the revenue from the licenses over a five year period, rather than on a cash basis.

Three Months Ended December 31, 1999, Compared to Three Months Ended December 31, 1998

         Revenue. During the quarter ended December 31, 1999, the Company had revenues of $116,500, which constituted a decrease in revenue of $19,750 from $136,250 for the quarter ended December 31, 1998.

         Cost of Sales. The Company incurred no cost of sales for the quarter ended December 31, 1999, compared to cost of sales for the quarter ended December 31, 1998, of $18,755. This decrease is primarily due to the fact that the Company did not sell any new products during the quarter ended December 31, 1999.

         Gross Profit. Gross profit as a percentage of revenue increased to 100% for the three months ended December 31, 1999, from 86% of net sales for the corresponding period ended December 31, 1998. The gross profit percentage increase is attributed to the fact that the Company had no cost of sales for the revenues incurred in the three months ended December 31, 1999.

         Operating Expenses. Operating expenses increased by $541,090 or 370% from $146,239 in the three months ended December 31, 1998, to $687,329 in the three months ended December 31, 1999. The increase was attributable to increases in both research and development expenses and selling, general and administrative expenses. Research and development expenses increased by $22,852 or 20% from $115,215 for the three months ended December 31, 1998, to $138,067 for the three months ended December 31, 1999. The increase was primarily attributable to modifications of the Company's hardware and software to accommodate changes in its business plan. Selling, general and administrative expenses increased by $518,238 or 1770%, from $31,024 for the three months ended December 31, 1998, to $549,262 for the three months ended December 31, 1999. This increase was primarily attributable to $330,000 in commission and legal fees paid by the Company as part of the Reorganization.

         Other Income (Expense). Other income (expense) decreased by $12,504 or approximately 260% from ($20,304) in the three months ended December 31, 1998, to ($7,800) in the three months ended December 31, 1999. While interest expense increased by $9,666, or 47% from $20,493 in the three months ended December 31, 1998, to $30,159 in the three months ended December 31, 1999,due to increased convertible promissory notes during the period, the Company experienced a gain on the sale of assets of $18,843 in the three months ended December 31, 1999, compared to no gain on the sale of assets in the three months ended December 31, 1998.

Six Months Ended  December 31, 1999,  Compared To Six Months Ended  December 31,
1998

         Revenues. Revenues increased by $46,171 or approximately 124% from $190,000 for the six months ended December 31, 1998, to $236,171 in the six months ended December 31, 1999. The increase is primarily due to the addition of the DT Contract.

         Cost of Sales. The cost of sales for the six months ended December 31, 1999, decreased to zero from $27,505 for the six months ended December 31, 1998. The decrease is primarily due to the fact that the costs associated with the DT Contract sale were not incurred during this six month period and the Company made no other sales during the period.

         Gross Profit. Gross profit as a percentage of revenues increased to 100% for the six months ended December 31 1999, from 86% of revenues for the corresponding period in 1998, increasing by $73,676 for a gross profit of $236,171 in the six months ended December 31, 1999, compared to gross profit of $162,495 for the same period ended December 31, 1998. The gross profit percentage increase is attributed primarily to the fact that no cost of sales were incurred during the current period.

         Operating Expenses. Operating expenses increased by $543,841 or 143% from $380,179 in the six months ended December 31, 1998 to $924,020, in the six months ended December 31, 1999. The increase was attributable to a decrease in research and development expenses, which was more than offset by an increase in selling, general and administrative expenses. Research and development expenses decreased by $14,988 or 7% from $230,275 in the three months ended December 31, 1998, to $215,287 in the three months ended December 31, 1999. Selling, general and administrative expenses increased by $558,829 or 373% from $149,904 in the three months ended December 31, 1998, to $708,733 in the three months ended December 31, 1999. The increase was primarily attributable to costs associated with the Reorganization.

         Other Income (Expense). Interest income increased by $7,150 or 3,357% from $213 in the six months ended December 31, 1998, to $7,363 in the six months ended December 31, 1999, due primarily to higher cash deposits on hand resulting from the Company's recent financing. Interest expense increased by $73,724 or 176% from $41,885 in the six months ended December 31, 1998, to $115,609 in the six months ended December 31, 1999, primarily due to interest accruing on the Company's debt financing. Other income increased by $18,709 or 100% from $134 in the six months ended December 31, 1998, to $18,843 in the six months ended December 31, 1999, due to the gain on the sale of fixed assets.

Liquidity and Capital Resources

         Cash and cash equivalents and net working capital (deficit) totaled $284,164 and ($503,367), respectively, as of December 31, 1999. The primary source of cash has been net proceeds generated from debt financings. The Company has relied upon loan proceeds from convertible promissory notes to fund its operations during the periods discussed. The Company received $575,000 and $208,090 in debt financing for the year ended June 30, 1999, and the six months ended December 31, 1999, respectively.

         The Company anticipates that its primary use of working capital in future periods will be for increases in product research and development, expansion of its marketing plan and general and administrative expenses.

         The Company believes that existing cash and cash equivalents, cash flow from operations and cash raised through private placements will be sufficient to meet the Company's presently anticipated working capital needs for the next 13 months. To the extent the Company uses its cash resources for its operations, the Company will be required to obtain additional funds, if available, through borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

         The Company also intends to begin operations of its subsidiary in Japan, Digital D.J. Internet Solutions, Inc., a Japan corporation, to market the licensing of the Company's technology in Japan. The Company anticipates that its subsidiary's operational costs will be approximately $40,000 per month and that the Company will need to raise additional funds of approximately $500,000 to $1,000,000 to fund the operations of its Japanese subsidiary. The Company intends to attempt to raise capital necessary to operate the subsidiary in Japan, but the Company does not have any definitive capital raising plan or agreement with any sources of such capital at this time.

         In addition to the uncertainties of sources of capital for the Company's operations, the Company continues to experience uncertainties and difficulties within the marketplace for its technology. The Company originally sought to offer high speed data broadcasting systems using conventional FM subcarrying, which would provide stock market and other data to subscribers on a real time basis for a monthly fee. Shortly after the introduction of the Company's product and services, several online brokerages and pager service began offering free real time stock market quotations. The Company then modified its business plan to license its technology to users in Europe and attempt to joint venture with a major broadcasters in the United States to provide subcarrier textual information in addition to the audio broadcasts. The Company competes with numerous other types of carriers in this marketplace, including Digital FM broadcasters, satellite FM broadcasters and competitors in conventional FM subcarrier systems which claim to offer the ability to transmit at higher speeds than that of the Company. The Company has no active sales force within the U.S. and sales and marketing depends upon the Company's CEO, Thomas Takahisa. There are no assurances that the Company will be able to compete successfully within this marketplace.

Material Changes in Operations

         As discussed above, in the calendar year ended December 31, 1999, the Company changed the focus of its marketing plan to shift from a retail and wholesale provider of FM subcarrier content and hardware and software, to a licensor of the Company's technology to individual users and resellers in Europe and Asia. The Company also completed the Reorganization on November 22, 1999, which resulted in the Company's combination with Digital D.J. The Company also formed its Japan subsidiary for the marketing of licenses of its technology in Japan.

Year 2000 Compliance

         The Company experienced no Year 2000 complications with its products or services and experienced no problems due to Year 2000 complications with any of its key customers, licensees, licensors or vendors.

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         The Company is not a party to or aware of any legal proceeding, involving the Company and the Company is not aware of any proceedings involving any of the Company's directors, officers, agents, representatives or persons that beneficially own 5% or more of the Company's voting securities.

         ITEM 2 - CHANGES IN SECURITY

         On November 22, 1999, pursuant to the terms of the Agreement and Plan of Merger entered into among the Company, Digital D.J., Inc., and Digital D.J.

Subsidiary, Inc., the Company issued a total of 12,466,992 shares. All of the shares that were issued by the Company were common stock. The common stock was issued to each of the shareholders of Digital D.J., Inc., in exchange for their shares in Digital D.J., Inc. As consideration for the shares, Digital D.J., Inc., merged with a wholly owned subsidiary of the Company resulting in Digital D.J. becoming a wholly owned subsidiary of the Company. No cash consideration was issued. The Company relied upon exemptions from registration available under Sections 4(1) and 4(2) of the Act. The shares of common stock were issued on a one for one basis, one share of the Company's common stock for one share of Digital D.J., Inc. The terms of the issuance are described in more detail within the Form 8-K as amended, filed with the Commission as of November 22, 1999.

         ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As described in the Company's Form 8-K filed as of November 22, 1999, the Company conducted a special meeting of its shareholders on November 22, 1999. The meeting involved the election of directors in which each of the then existing members of the Board of Directors tendered their resignation and the following persons were elected to serve as members of the Company's Board of Directors until the next annual meeting of the Company.

                                Tsutomu Takahisa
                                 Yoshiki Ohmori
                                  Koyo Hasagawa

         In addition to the election of new directors, the shareholders voted to ratify the Agreement and Plan of Merger between the Company and Digital D.J. and the issuance of shares of the Company pursuant thereto. At the time of the Company's shareholder meeting, the Company had approximately 710,250 shares of record outstanding of which a total of 386,250 shares or approximately 54% voted in favor of the election of the directors and the approval of the merger.

         A copy of the Proxy Statement circulated to the shareholders prior to the special meeting of the shareholders was filed as an exhibit to the Company's Amended 8-K, dated as of November 22, 1999.

         ITEM 5 - OTHER INFORMATION

         None.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         The Company's financial statements for the periods described herein are attached.

         The Form 8-K filed by the Company as of November 22, 1999, and amendments thereto and exhibits and financial statements filed therewith, including a copy of the Company's Agreement and Plan of Merger, the Company's Proxy, and pro forma financial information are hereby incorporated herein by reference.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February __, 2000               DIGITAL DJ HOLDINGS, INC.



                                By: Thomas Takahisa, President
                                ------------------------------
                                Thomas Takahisa, President

                                DIGITAL DJ HOLDINGS, INC.


                                By: Thomas Takahisa
                                -------------------
                                Thomas Takahisa, Secretary/Treasurer

                                     EXHIBIT

                              Financial Statements

DIGITAL DJ HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 (UNAUDITED) AND

FOR THE SIX MONTHS ENDED
DECEMBER 31, 1999 AND 1998 (UNAUDITED)

                            DIGITAL DJ HOLDINGS, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

                          December 31, 1999 (unaudited)



                                                               Page

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                  1
     1 - 2

     Consolidated Statements of Operations                     2 - 3

     3

     Consolidated Statements of Cash Flows                       4

     4

     Notes to Consolidated Financial Statements                5 - 7
     5 - 6

                            DIGITAL DJ HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          December 31, 1999 (unaudited)



                                     ASSETS

                                               December 31,
                                                     1999

Current assets
     Cash and cash equivalents                           $ 284,164
     Accounts receivable                                       668
     Prepaid expenses                                        1,519
                                                             -----

         Total current assets                              286,351

Property and equipment, net                                 44,624
Other assets                                                29,420
                                                            ------

                      Total assets                       $ 360,395
                                                         =========



   The accompanying notes are an integral part of these financial statements.

                            DIGITAL DJ HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                          December 31, 1999 (unaudited)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                      December 31,
                                                            1999

Current liabilities
     Accounts payable                                    $  88,189
     Deferred revenue                                      465,000
     Accrued liabilities                                   236,529
                                                           -------

         Total current liabilities                         789,718

Deferred revenue                                           860,000
Notes payable                                              100,000
Other liabilities                                           18,894
                                                            ------

              Total liabilities                          1,768,612
                                                         ---------

Minority interest                                            1,142
                                                             -----


Shareholders' deficit
     Common stock, $0.001 par value
         50,000,000 shares authorized
         13,177,528 shares issued and outstanding           13,178

     Paid-in capital                                    13,260,143

     Accumulated deficit                               (14,682,680)
                                                       -----------


                 Total shareholders' deficit            (1,409,359)
                                                        ----------

         Total liabilities and shareholders' deficit    $  360,395
                                                        ==========


   The accompanying notes are an integral part of these financial statements.

                            DIGITAL DJ HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

    For the Three and Six Months Ended December 31, 1999 and 1998 (unaudited)



                                             Three Months Ended                   Six Months Ended
                                                   December 31,                       December 31,
                                        -----------------------            -----------------------
                                              1999             1998              1999             1998
                                        ----------       ----------        ----------       ----------


Revenues                                  $   232,500    $ 1,059,234    $   236,171    $ 1,176,143

Cost of sales                                    --           18,755              5         27,505
                                          -----------    -----------    -----------    -----------

Gross profit                                  232,500      1,040,479        236,166      1,148,638
                                          -----------    -----------    -----------    -----------

Operating expenses

   Research and development                   138,067        115,215        215,287        230,275

   Selling, general, and administrative       475,105         31,024        708,728        149,904
                                          -----------    -----------    -----------    -----------


     Total operating expenses                 613,172        146,239        924,015        380,179
                                          -----------    -----------    -----------    -----------


Income (loss) from operations                (380,672)       894,240       (687,849)       768,459
                                          -----------    -----------    -----------    -----------


Other income (expense)

   Interest expense                           (30,159)       (20,493)      (115,609)       (41,885)


   Interest income                              3,516            189          7,363            213

   Other income                                  --             --           74,157            134
                                          -----------    -----------    -----------    -----------


     Total other income                       (26,643)       (20,754)       (34,089)       (41,538)
                                          -----------    -----------    -----------    -----------


Income (loss) before provision for

   income taxes                              (407,315)       873,675       (721,938)       726,921

Provision for income taxes                       --             --           30,800          1,180
                                          -----------    -----------    -----------    -----------


   The accompanying notes are an integral part of these financial statements.




Net income (loss)                                  $        (407,315)   $   873,675   $      (752,738)   $  725,741
                                                   ==================   ===========   ================   ==========

Basic earnings (loss) per share                    $           (0.06)   $      1.75   $         (0.19)  $     1.45
                                                   ==================   ===========   ================   ==========

Diluted earnings (loss) per share                  $           (0.06)   $      1.75   $         (0.19)  $     1.45
                                                   ==================   ===========   ================   ==========
Weighted-average common shares
   outstanding                                             7,137,867        500,000         3,924,201       500,000
                                                   ==================   ===========   ================   ==========


   The accompanying notes are an integral part of these financial statements.

                            DIGITAL DJ HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Six Months Ended December 31, 1999 and 1998 (unaudited)



                                                                         1999           1998
                                                                     ----------       ----------
                                                                      (unaudited)    (unaudited)
Cash flows from operating activities

     Net income (loss)                                                  $(752,738)   $ 725,741

     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities
              Depreciation                                                 18,573       23,703

     (Increase) decrease in

         Accounts receivable                                                  236      250,603

         Prepaid expenses                                                   2,088       26,551

     Increase (decrease) in

         Accounts payable                                                 (83,747)      67,580

         Accrued liabilities                                              108,273     (248,514)

         Deferred revenue                                                (232,500)        --
         Other liabilities                                                 (1,000)      95,490
                                                                         --------      -------

                  Net cash provided by (used in) operating activities    (940,815)     941,154
                                                                         --------      -------

Cash flows from investing activities

     Purchases of property and equipment                                  (11,990)     (13,058)

     Other assets                                                            (500)      13,809
                                                                         --------      -------


                  Net cash provided by (used in) investing activities     (12,490)         751
                                                                         --------      -------

Cash flows from financing activities

     Proceeds from notes payable                                          208,090       13,960
                                                                         --------      -------


                  Net cash provided by financing activities               208,090       13,960
                                                                         --------      -------


   The accompanying notes are an integral part of these financial statements.




                      Net increase (decrease) in cash and cash
                           equivalents                                   (745,215)     955,865

Cash and cash equivalents, beginning of year                            1,029,379        4,859
                                                                      -----------  -----------


Cash and cash equivalents, end of year                                $   284,164  $   960,724
                                                                      ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                            DIGITAL DJ HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999


NOTE 1 - DESCRIPTION OF BUSINESS

         Digital DJ Holdings, Inc. ("DDJ Holdings"), formerly known as Breakthrough Electronics, Inc., a Nevada publicly-traded corporation, and subsidiaries (collectively, the "Company") are in the design and development stage of developing a digital data system that provides a variety of information services to radio listeners using FM sub-carrier technology.

         Digital DJ, Inc. ("DDJ") was formed under the laws of California in December 1991. On November 22, 1999, DDJ Holdings entered into an Agreement and Plan of Merger, whereby it acquired all of the outstanding common stock of DDJ in exchange for 15,161,909 shares of newly issued common stock. The common stock of DDJ included 3,840,883 shares issued upon conversion of DDJ's preferred stock (after anti-dilution), 6,031,700 issued shares of common stock, 800,000 unissued shares of common stock held in escrow for a consultant agreement with MacKenzie Shea, Inc., 1,279,917 shares issued for all the outstanding stock options of DDJ, 615,000 shares issued for all the outstanding warrants of DDJ and 2,394,255 shares and 200,154 shares issued upon conversion of convertible promissory notes and related accrued interest for $2,412,705 and $215,473, respectively. The aforementioned preferred stock, common stock held in escrow, stock options, warrants and convertible promissory notes and related accrued interest were converted into shares of DDJ common stock as a result of and concurrently with the Agreement and Plan of Merger with DDJ Holdings. For accounting purposes, the transaction has been treated as a recapitalization of DDJ, with DDJ as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of DDJ Holdings have been included with those of the DDJ from the acquisition date.

         DDJ Holdings was incorporated in Nevada on July 31, 1986. DDJ Holdings had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

                            DIGITAL DJ HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

DRAFT - 2/18/00


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of Digital DJ Holdings, Inc. and its wholly-owned or majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

         Earnings per Share
         ------------------

         The Company calculates earnings (loss) per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings
         (loss) per share is computed similar to basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

                            DIGITAL DJ HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

DRAFT - 2/18/00

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 consisted of the following:

              Computers and software                           $ 182,355


              Furniture and fixtures                               1,571
                                                               ---------


                                                                 183,926

              Less accumulated depreciation                      139,302



                  Total                                        $  44,624
                                                               =========

NOTE 4 - EXTRAORDINAY ITEM

During the three months ended Deceber 31, 1999, the Company and certain creditors arrived at settlements, whereby $55,314 of the Company's accounts payable were forgiven.