Form 10QSB/A
period 1999-12-31
DIGITAL DJ HOLDINGS INC
filed 2000-02-25
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                            FORM 10-QSB/A SEC File No:
                                   33-14982-LA


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

DIGITAL DJ HOLDINGS, INC.
AND SUBSIDIARIES
CONTENTS
December 31, 1999 (unaudited)

                                                           Page

FINANCIAL STATEMENTS

Consolidated Balance Sheet                                   1

Consolidated Statements of Operations                      2 - 3

Consolidated Statements of Cash Flows                        4

Notes to Consolidated Financial Statements                 5 - 7

                                                       DIGITAL DJ HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                   December 31, 1999 (unaudited)

                                     ASSETS

Current assets

     Cash and cash equivalents                                  $    284,164
     Accounts receivable                                                 668
     Prepaid expenses                                                  1,519
                                                                ------------

         Total current assets                                        286,351

Property and equipment, net                                           44,624
Other assets                                                          29,420
                                                                ------------

                  Total assets                                  $    360,395
                                                                ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

     Accounts payable                                           $     88,189
     Deferred revenue                                                465,000
     Accrued liabilities                                             236,529
                                                                ------------

         Total current liabilities                                   789,718

Deferred revenue                                                     860,000
Notes payable                                                        100,000
Other liabilities                                                     18,894
                                                                ------------

              Total liabilities                                    1,768,612
                                                                ------------

Minority interest                                                      1,142
                                                                ------------

Shareholders' deficit
     Common stock, $0.001 par value
         50,000,000 shares authorized
         13,177,528 shares issued and outstanding                     13,178
     Paid-in capital                                              13,260,143
     Accumulated deficit                                         (14,682,680)
                                                                ------------

              Total shareholders' deficit                         (1,409,359)
                                                                ------------

                  Total liabilities and shareholders' deficit   $    360,395
                                                                ============

                                                       DIGITAL DJ HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended December 31, 1999 and 1998 (unaudited)


                                              Three Months Ended       Six Months Ended

                                                 December 31,            December 31,
                                         -----------------------    ----------------------
                                             1999          1998        1999         1998
                                         -----------------------    ----------------------

Revenues $                                  116,500    $ 136,250    $ 236,171    $ 190,000

Cost of sales                                  --         18,755         --         27,505
                                          ---------    ---------    ---------    ---------

Gross profit                                116,500      117,495      236,171      162,495
                                          ---------    ---------    ---------    ---------

Operating expenses

   Research and development                 138,067      115,215      215,287      230,275
   Selling, general, and administrative     549,262       31,024      708,733      149,904
                                          ---------    ---------    ---------    ---------

     Total operating expenses               687,329      146,239      924,020      380,179
                                          ---------    ---------    ---------    ---------

Loss from operations                       (570,829)     (28,744)    (687,849)    (217,684)
                                          ---------    ---------    ---------    ---------

Other income (expense)

   Interest expense                         (30,159)     (20,493)    (115,609)     (41,885)
   Interest income                            3,516          189        7,363          213
   Gain on sale of asset                     18,843         --         18,843          134
                                          ---------    ---------    ---------    ---------

     Total other income (expense)            (7,800)     (20,304)     (89,403)     (41,538)
                                          ---------    ---------    ---------    ---------

Loss before provision for income

   taxes                                   (578,629)     (49,048)    (777,252)    (259,222)

Provision for income taxes                     --           --         30,800        1,180
                                          ---------    ---------    ---------    ---------

Loss before extraordinary item             (578,629)     (49,048)    (808,052)    (260,402)

Extraordinary gain on early
   extinguishment of debt, net of
   income tax benefit of $0                  55,314         --         55,314         --
                                          ---------    ---------    ---------    ---------

Net loss $                                 (523,315)   $ (49,048)   $(752,738)   $(260,402)
                                          =========    =========    =========    =========

                                                       DIGITAL DJ HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended December 31, 1999 and 1998 (unaudited)



                                          Three Months Ended       Six Months Ended

                                             December 31,            December 31,
                                     -----------------------     ----------------------
                                         1999          1998        1999         1998
                                     -----------------------     ----------------------
Basic loss per share

   Loss before extraordinary item       $   (0.08)   $ (0.10)    $   (0.20)  $    (0.52)
   Extraordinary item                        0.01      --             0.01         --
                                        ---------    -------     ---------   ----------

     Total basic loss per share         $  (0.07)    $ (0.10)    $   (0.19)  $    (0.52)
                                        =========    =======     =========   ==========

Weighted-average common shares
   outstanding                          7,137,867     500,000    3,924,201      500,000
                                        =========     =======    =========   ==========


                                                       DIGITAL DJ HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended December 31, 1999 and 1998 (unaudited)


                                                                               1999           1998
                                                                        -----------   ------------
                                                                         (unaudited)    (unaudited)
Cash flows from operating activities

     Net loss                                                           $  (752,738)   $  (260,402)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities
              Depreciation                                                   18,573         23,703
     (Increase) decrease in
         Accounts receivable                                                    236        250,603
         Prepaid expenses                                                     2,088         26,551
     Increase (decrease) in

         Accounts payable                                                   (83,747)        67,580
         Accrued liabilities                                                108,273       (248,514)
         Deferred revenue                                                  (232,500)       986,143
         Other liabilities                                                   (1,000)        95,490
                                                                        -----------    -----------

                  Net cash provided by (used in) operating activities      (940,815)       941,154
                                                                        -----------    -----------

Cash flows from investing activities

     Purchases of property and equipment                                    (11,990)       (13,058)
     Other assets                                                              (500)        13,809
                                                                        -----------    -----------

                  Net cash provided by (used in) investing activities       (12,490)           751
                                                                        -----------    -----------

Cash flows from financing activities

     Proceeds from notes payable                                            208,090         13,960
                                                                        -----------    -----------

                  Net cash provided by financing activities                 208,090         13,960
                                                                        -----------    -----------

                      Net increase (decrease) in cash and cash
                           equivalents                                     (745,215)       955,865

Cash and cash equivalents, beginning of year                              1,029,379          4,859
                                                                        -----------    -----------

Cash and cash equivalents, end of year                                  $   284,164    $   960,724
                                                                        ===========    ===========

Supplemental schedule of non-cash investing and financing activities

NOTE 1 - DESCRIPTION OF BUSINESS

         Digital DJ Holdings, Inc. ("DDJ Holdings"), formerly known as Breakthrough Electronics, Inc., a Nevada publicly-traded corporation, and subsidiaries (collectively, the "Company") are in the design and development stage of developing a digital data system that provides a variety of information services to radio listeners using FM sub-carrier technology.

         Digital DJ, Inc. ("DDJ") was formed under the laws of California in December 1991. On November 22, 1999, DDJ Holdings entered into an Agreement and Plan of Merger, whereby it acquired all of the outstanding common stock of DDJ in exchange for 12,466,992 shares of newly issued common stock. The common stock of DDJ included 3,840,883 shares issued upon conversion of DDJ's preferred stock (after anti-dilution), 6,031,700 issued shares of common stock, and 2,394,255 shares and 200,154 shares issued upon conversion of convertible promissory notes and related accrued interest for $2,412,705 and $215,473, respectively. In addition, 800,000 unissued shares of DDJ common stock held in escrow for a consultant agreement with MacKenzie Shea, Inc. were exchanged for an equal number of unissued shares of DDJ Holdings common stock, and 1,279,917 stock options and 615,000 warrants for the purchase of DDJ common stock were converted on a 1-to-1 basis into stock options and warrants for the purchase of DDJ Holdings common stock. The aforementioned preferred stock, common stock, convertible promissory notes and related accrued interest, common stock held in escrow, stock options, and warrants were converted as a result of and concurrently with the Agreement and Plan of Merger with DDJ Holdings. For accounting purposes, the transaction has been treated as a recapitalization of DDJ, with DDJ as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of DDJ Holdings have been included with those of DDJ from the acquisition date.

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

         Loss per Share
         --------------

         The Company calculates loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 consisted of the following:

                  Computers and software           $        182,355
                  Furniture and fixtures                      1,571
                                                   ----------------

                                                            183,926

                  Less accumulated depreciation             139,302
                                                   ----------------

                      Total                        $         44,624
                                                   ================





NOTE 4 - EXTRAORDINARY ITEM

         During the three months ended December 31, 1999, the Company and certain creditors arrived at settlements, whereby $55,314 of the Company's accounts payable were forgiven.