Form 10QSB
period 2000-03-31
DIGITAL DJ HOLDINGS INC
filed 2000-05-22
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            FORM 10-QSB SEC File No:
                                   33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


          1658 E. Capitol Expressway, #294, San Jose, California 95121
          ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Company's telephone number, including area code:      (408) 946-8500
                                                --------------------


                         Breakthrough Electronics, Inc.
             2612 East Kentucky Avenue, Salt Lake City, Utah 84117
             -----------------------------------------------------
          (Former name or former address, if changed since last report)

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

Transitional Small Business Disclosure Format (check one):[   ] Yes     [ X ] No

                            BREAKTHROUGH ELECTRONICS

                Form 10-QSB for the Quarter ended March 31, 2000

                                Table of Contents

                                                                           Page

PART 1 - ITEM 2...............................................................4
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS FOR DIGITAL D.J. HOLDINGS, INC.............4

     CAUTION REGARDING FORWARD-LOOKING INFORMATION............................4
     ---------------------------------------------
     OVERVIEW OF THE COMPANY..................................................4
     -----------------------

PART II - OTHER INFORMATION...................................................8
     ITEM 1 - LEGAL PROCEEDINGS...............................................8
     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.......................9
     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................9
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............9
     ITEM 5 - OTHER INFORMATION...............................................9
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................9
     SIGNATURES...............................................................9

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

Results of Operations

         As of March 31, 2000, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying consolidated statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing or restructuring of its liabilities will be required in order for the Company to complete its development stage activities. Management believes that it will be able to obtain such financing from new investors, and restructure its liabilities.

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

Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

         Revenue. During the quarter ended March 31, 2000, the Company had revenues of $130,799, which constituted a decrease in revenue of $164,201 from $295,000 for the quarter ended March 31, 1999. Revenue during this quarter was from payment received for sales made in prior periods. The decrease in revenue is the result of the lack of new sales in the quarter ended March 31, 2000.

         Cost of Sales. The Company incurred cost of sales for the quarter ended March 31, 2000, of $245 compared to cost of sales for the quarter ended March 31, 1999, of $288,236. This decrease is primarily due to the fact that the Company did not sell any new products during the quarter ended March 31, 2000.

         Gross Profit. Gross profit as a percentage of revenue increased to 99% for the three months ended March 31, 2000, from 2% of net sales for the corresponding period ended March 31, 1999. The gross profit percentage decrease is attributed to the fact that the Company had minimal cost of sales for the revenues incurred in the three months ended March 31, 2000.

         Operating Expenses. Operating expenses increased by $131,255 or 79% from $166,074 in the three months ended March 31, 1999, to $297,329 in the three months ended March 31, 2000. The increase was attributable to increases in selling, general and administrative expenses. Selling, general and administrative expenses increased by $143,651 or 241%, from $45,652 for the three months ended March 31, 1999, to $189,303 for the three months ended March 31, 2000. This increase was primarily attributable to an increase in salary, legal expenses and the costs associated with the acquisition of Breathrough Electronics, Inc. Research and development expenses decreased by $12,396 or 10% from $120,422 for the three months ended March 31, 1999 to $108,026 for the three months ended March 31, 2000. The decrease was primarily attributable to fewer modifications of the Company's hardware and software to accommodate changes in its business plan.

         Other Income (Expense). Other income (expense) decreased by $17,358 or approximately 1721% from ($17,662) in the three months ended March 31, 1999, to ($304) in the three months ended March 31, 2000. Interest expense decreased by $22,629 from $22,629 in the three months ended March 31, 1999, to no interest expense in the three months ended March 31, 2000, due to conversion of all outstanding debt to equity in the previous quarter ending December 31, 1999. The Company experienced interest income of $304 in the three months ended March 31, 2000, compared to income from interest of $4,967 in the three months ended March 31, 1999.

Nine Months Ended March 31, 2000, Compared To Nine Months Ended March 31, 1999

         Revenues. Revenues decreased by $118,030 or approximately 24% from $485,000 for the nine months ended March 31, 1999, to $366,970 in the nine months ended March 31, 2000. The decrease is primarily due to the lack of any new sales in that period and the large down payment on the DT Contract in the nine months ended March 31, 1999.

         Cost of Sales. The cost of sales for the nine months ended March 31, 2000, decreased to zero from $245 for the nine months ended March 31, 1999. The decrease is primarily due to the fact that the costs associated with the DT
Contract sale were not incurred during this nine month period and the Company made no other sales during the period.

         Gross Profit. Gross profit as a percentage of revenues increased to approximately 100% for the nine months ended March 31, 2000, from 35% of revenues for the corresponding period in 1999, increasing by $197,200 for a gross profit of $366,725 in the nine months ended March 31, 2000, compared to gross profit of $169,529 for the same period ended March 31, 1999. The gross profit percentage increase is attributed primarily to the fact that no cost of sales were incurred during the current period.

         Operating Expenses. Operating expenses increased by $675,096 or 124% from $546,253 in the nine months ended March 31, 1999 to $1,221,349, in the nine months ended March 31, 2000. The increase was attributable to an increase in selling, general and administrative expenses. Research and development expenses decreased slightly by $27,384 or 8% from $350,697 in the nine months ended March 31, 1999, to $323,313 in the nine months ended March 31, 2000. Selling, general and administrative expenses increased by $702,480 or 359% from $195,556 in the nine months ended March 31, 1999, to $898,036 in the nine months ended March 31, 2000. The increase was primarily attributable to costs associated with the Reorganization.

         Other Income (Expense). Other expense increased by $29,629 from ($56,740) in the nine months ended March 31, 1999, to ($89,099) in the nine months ended March 31, 2000, due to the following. Interest income increased by $2,487 or 48% from $5,180 in the nine months ended March 31, 1999, to $7,667 in the nine months ended March 31, 2000, due primarily to higher cash deposits on hand resulting from the Company's recent financing. Interest expense increased by $50,825 or 79% from $64,784 in the nine months ended March 31, 1999, to $115,609 in the nine months ended March 31, 2000, primarily due to interest accruing on the Company's debt financing. Gain on sale of assets increased by $18,709 from $134 in the nine months ending March 31, 1999 to $18,843 in the nine months ended March 31, 2000, primarily due to sale of certain assets.

Liquidity and Capital Resources

         Cash and cash equivalents and net working capital (deficit) totaled $64,933 and ($658,200), respectively, as of March 31, 2000. The primary source of cash has been net proceeds generated from debt financings. The Company has relied upon loan proceeds from convertible promissory notes and annual payments under its two license agreements to fund its operations during the periods discussed. The Company received $575,000 and $208,090 in debt financing for the year ended June 30, 1999, and the nine months ended March 31, 2000, respectively.

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

         The Company also began operations of its subsidiary in Japan, Digital D.J. Internet Solutions, Inc., a Japan corporation, to market the licensing of the Company's technology in Japan. The Company anticipates that its subsidiary's operational costs will be approximately $40,000 per month and that the Company will need to raise additional funds of approximately $500,000 to $1,000,000 to fund the operations of its Japanese subsidiary. The Company intends to attempt to raise capital necessary to operate the subsidiary in Japan, but the Company does not have any definitive capital raising plan or agreement with any sources of such capital at this time.

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

Material Changes in Operations

         As discussed above, in the nine months ended March 31, 2000, the Company changed the focus of its marketing plan to shift from a retail and wholesale provider of FM subcarrier content and hardware and software, to a licensor of the Company's technology to individual users and resellers in Europe and Asia. The Company also completed the Reorganization on November 22, 1999, which resulted in the Company's combination with Digital D.J. The Company also formed its Japan subsidiary for the marketing of licenses of its technology in Japan.

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

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company did not experience any changes in its securities in the three months ended March 31, 2000.

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


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

                            DIGITAL DJ HOLDINGS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF MARCH 31, 2000 (UNAUDITED) AND]
                            FOR THE NINE MONTHS ENDED
                       MARCH 31, 2000 AND 1999 (UNAUDITED)

                                                       DIGITAL DJ HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                      March 31, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                     Page

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                       1

     Consolidated Statements of Operations                          2 - 3

     Consolidated Statements of Cash Flows                            4

     Notes to Consolidated Financial Statements                     5 - 7

                                                      DIGITAL DJ HOLDINGS, INC.
                                                               AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                     March 31, 2000 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets

     Cash and cash equivalents                                 $         64,933
     Accounts receivable                                                131,467
     Prepaid expenses                                                     1,519
                                                               ----------------

         Total current assets                                           197,919

Property and equipment, net                                              42,986
Other assets                                                             29,420
                                                               ----------------

                  Total assets                                 $        270,325
                                                               ================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

     Accounts payable                                          $        151,201
     Deferred revenue                                                   465,000
     Short term loans                                                    13,389
     Accrued liabilities                                                236,529
                                                               ----------------

         Total current liabilities                                      866,119

Deferred revenue                                                        860,000
Notes payable                                                           100,000
Other liabilities                                                        18,894
                                                               ----------------

              Total liabilities                                       1,845,013
                                                               ----------------

Minority interest                                                         1,142
                                                               ----------------

Shareholders' deficit
     Common stock, $0.001 par value
         50,000,000 shares authorized
         13,177,528 shares issued and outstanding                        13,178
     Paid-in capital                                                 13,260,143
     Accumulated deficit                                            (14,849,151)
                                                               ----------------

              Total shareholders' deficit                            (1,575,830)
                                                               ----------------

                  Total liabilities and shareholders' deficit  $        270,325
                                                               ================

The  accompanying  notes are an  integral  part of these financial statements.

                                                       DIGITAL DJ HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended March 31, 2000 and 1999 (unaudited)
--------------------------------------------------------------------------------

                                                        Three Months Ended                 Nine Months Ended
                                                             March 31,                          March 31,
                                               ---------------------------------  ---------------------------------
                                                     2000             1999              2000             1999
                                               ---------------  ----------------  ---------------  ----------------
Revenues $                                     $       130,799  $        295,000  $       366,970   $       485,000

Cost of sales                                              245           288,236              245           315,741
                                               ---------------  ----------------  ---------------   ---------------

Gross profit                                           130,554             6,764          366,725           169,529
                                               ---------------  ----------------  ---------------   ---------------

Operating expenses

   Research and development                            108,026           120,422          323,313           350,697
   Selling, general, and administrative                189,303            45,652          898,036           195,556
                                               ---------------  ----------------  ---------------   ---------------

     Total operating expenses                          297,329           166,074        1,221,349           546,253
                                               ---------------  ----------------  ---------------   ---------------

Loss from operations                                  (166,775)         (159,310)        (854,624)         (376,724)
                                               ---------------  ----------------  ---------------   ---------------

Other income (expense)
   Interest expense                                          -           (22,629)        (115,609)          (64,784
   Interest income                                         304             4,967            7,667             5,180
   Gain on sale of asset                                     -                 -           18,843               134
                                               ---------------  ----------------  ---------------   ---------------

     Total other income (expense)                          304           (17,662)         (89,099)          (59,470)
                                               ---------------  ----------------  ---------------   ---------------

Loss before provision for income
   taxes                                              (166,471)         (176,972)        (943,723)         (436,194)

Provision for income taxes                                   -                 -           30,800             1,180
                                               ---------------  ----------------  ---------------   ---------------

Loss before extraordinary item                        (166,471)         (176,972)        (974,523)         (437,374)

Extraordinary gain on early
   extinguishment of debt, net of
   income tax benefit of $0                                  -                 -           55,314                 -
                                               ---------------  ----------------  ---------------   ---------------

Net loss                                       $      (166,471) $       (176,972) $      (919,209)  $       (437,37)
                                               ===============  ================  ===============   ===============

The  accompanying  notes are an  integral  part of these financial statements.

                                                      DIGITAL DJ HOLDINGS, INC.
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended March 31, 2000 and 1999 (unaudited)

-------------------------------------------------------------------------------

                                                        Three Months Ended                 Nine Months Ended
                                                             March 31,                          March 31,
                                               ---------------------------------  ---------------------------------
                                                     2000             1999              2000             1999
                                               ---------------  ----------------  ---------------  ----------------
Basic loss per share
   Loss before extraordinary item              $         (0.01) $          (0.35) $         (0.15) $          (0.87)
   Extraordinary item                                        -                 -             0.01                 -
                                               ---------------  ----------------  ---------------  ----------------

     Total basic loss per share                $         (0.01) $          (0.35) $         (0.14) $          (0.87)
                                               ===============  ================  ===============  ================

Weighted-average common shares
   outstanding                                      13,177,528           500,000        6,604,023           500,000
                                               ===============  ================  ===============  ================

   The accompanying notes are an integral part of these financial statements.

                                                      DIGITAL DJ HOLDINGS, INC.
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended March 31, 2000 and 1999 (unaudited)
-------------------------------------------------------------------------------

                                                                                      2000               1999
                                                                                ---------------    ----------------
                                                                                   (unaudited)        (unaudited)
Cash flows from operating activities
     Net loss                                                                   $      (919,209)   $       (437,374)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities
              Depreciation                                                               24,527              35,554
     (Increase) decrease in
         Accounts receivable                                                            130,563             310,529
         Prepaid expenses                                                                 2,088              26,551
     Increase (decrease) in
         Accounts payable                                                               (20,735)           (659,778)
         Accrued liabilities                                                            108,273            (345,783)
         Deferred revenue                                                              (232,500)          1,680,102
         Other liabilities                                                               (1,000)             94,490
                                                                                ---------------    ----------------
                  Net cash provided by (used in) operating activities                (1,169,119)            704,291
                                                                                ---------------    ----------------
Cash flows from investing activities
     Purchases of property and equipment                                                (16,306)            (33,454)
     Other assets                                                                           500)              18,201
                                                                                ---------------     ----------------
                  Net cash used in investing activities                                 (16,806)            (15,253)
                                                                                ---------------    ----------------
Cash flows from financing activities


     Payments on notes payable                                                                -             (14,731)
     Proceeds from notes payable                                                        221,479                   -
                                                                                ---------------    ----------------
                  Net cash provided by (used in) financing activities                   221,479             (14,731)
                                                                                ---------------    ----------------
                      Net increase (decrease) in cash and cash
                           equivalents                                                 (964,446)            674,307
Cash and cash equivalents, beginning of year                                          1,029,379               4,859
                                                                                ---------------    ----------------

Cash and cash equivalents, end of year                                          $        64,933    $        679,166
                                                                                ===============    ================


   The accompanying notes are an integral part of these financial statements.

                                                       DIGITAL DJ HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2000 (unaudited)
--------------------------------------------------------------------------------


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

                                                       DIGITAL DJ HOLDINGS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2000 (unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2000 consisted of the following:

                  Computers and software               $        186,670
                  Furniture and fixtures                          1,571
                                                       ----------------

                                                                188,241
                  Less accumulated depreciation                 145,255
                                                       ----------------

                      Total                            $         42,986
                                                       ================

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2000                               DIGITAL DJ HOLDINGS, INC.



                                           By:/s/ Thomas Takahisa
                                              -------------------
                                                  Thomas Takahisa
                                                  President

                                           DIGITAL DJ HOLDINGS, INC.


                                           By:/s/ Thomas Takahisa
                                              -------------------
                                                  Thomas Takahisa
                                                  Secretary/Treasurer