Form 10KSB
period 2000-06-30
DIGITAL DJ HOLDINGS INC
filed 2000-10-13
CIK 816232

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            FORM 10-KSB SEC FILE NO:

                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               COMMISSION FILE NO.

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


             1658 E. Capitol Expressway, San Jose, California 95121
 -------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Company's telephone number, including area code:      (408) 246-9855
                                                --------------------


                        Breakthrough Electronics, Inc.,
              2612 East Kentucky Avenue, Salt Lake City, Utah 84117
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.                                      Yes [ ] No [ ]

         As of September 30, 2000 the Company had approximately 14,017,526 shares outstanding.

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2000 was approximately 1,947,031.

                               FORM 10-KSB - Index

                                     PART I

                                                                       Page

Item 1.     Description of Business.....................................2

Item 2.     Description of Property.....................................9

Item 3.     Legal Proceedings       ....................................9

Item 4.     Submission of Matters to a Vote of Security Holders.........9

                                     PART II

Item 5.     Market of the Registrant's Securities and

              Related Stockholder Matters...............................10

Item 6.     Management's Discussion and Analysis of

              Financial Condition and Results of Operations.............11

Item 7.     Financial Statements and Supplementary Data.................13

Item 8.     Changes in and Disagreements with Accountants

              On Accounting and Financial Disclosure....................13

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant..........13

Item 10.    Executive Compensation......................................14

Item 11.    Security Ownership of Certain Beneficial

              Owners and Management.....................................15

Item 12.    Certain Relationships and Related Transactions..............16

Item 13.    Exhibits, Consolidated Financial Statements,
              Schedules and Reports on Form 8-K.........................16

            Signatures..................................................18

                                     PART I

         This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

ITEM 1.           GENERAL

         The Company was incorporated as "Golden Queens Mining Company" on August 1, 1986, under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.," terminated its activities in the mining business, and began efforts to develop and market electronic products, including a telephone device designed to screen telephone calls, acquired from its then President. This business was terminated several years ago. On November 22, 1999, the Company acquired Digital D.J., Inc. ("DDJ"), pursuant to a reverse triangular merger in a transaction in which approximately 781,687 shares of the Company's common stock were issued to the shareholders of DDJ (the "Reorganization"). The Reorganization resulted in control of the Company transferring from the shareholders of the Company to the shareholders of DDJ. The terms and conditions of the Reorganization are set forth in the Company's Form 8-K filed with the Commission as of November 22, 1999. The Company owns four subsidiaries, Digital D.J. Inc. ("DDJ"), Domestic Transmission Technologies ("DTT"), European Licensing Group ("ELG"), and Latin American Subcarrier
Services ("LASS"). DDJ is the Company's primary operating subsidiary. DDJ has two operating subsidiaries of its own, Digital DJ Internet Solutions, Inc., a Japan corporation, which is a wholly owned subsidiary responsible for all of the Company's research and development to date. DDJ's other subsidiary, FMITS, is a majority owned subsidiary in which one of the Company's shareholders is an approximately 23% shareholder. Each of the other subsidiaries was recently formed and have little or no operations and no revenue.

         DDJ was incorporated in December 1991. Its primary business activity was the development and marketing of a digital data system that provides a
variety  of  information   services  to  radio  listeners  using  FM  subcarrier
technology. On April 1, 1999, DDJ established a wholly owned subsidiary, FM Intelligent Transportation Systems, Inc. (FMITS), which provided a traffic information service in the mobile market, with an initial investment of $5,000 for 5,000,000 shares of common stock. On June 1, 1999, DDJ transferred 1,142,376 shares of the common stock of FMITS (an approximately 23% interest) to Nichimen America, Inc. (Nichimen) in consideration of the cancellation of accounts payable to Nichimen in the amount of $951,980.

         Digital D.J.-Japan was formed in March 2000 as a subsidiary of DDJ to carry on the activities of DDJ in Japan. DDJ Japan is in the process of independently raising capital to support its operations, but has not yet completed an offering or received funding independent of that provided by the Company. Each of DTT, ELG and LASS were formed to operate licensing activities related to DDJ's proprietary rights in the United States, and regions of Europe and Latin America, respectively. Each of these subsidiaries is recently formed and has no tangible assets. Each corporation will need to raise capital to survive.

         The Company has had an ongoing relationship with the consulting firm of Mackenzie Shea, Inc. ("MSI"), which has assisted the Company, its subsidiaries and affiliates in negotiations and strategic planning since prior to the DDJ merger, and which is anticipated to continue through the completion of the activities contemplated herein.

BUSINESS OF THE COMPANY

         The Company's operations are all currently conducted by its operating subsidiary, DDJ, to design and develop information technologies for application in the "mobile environment." DDJ is the developer of a technology which is designed to provide up to the minute information from FM radio stations.

         The Internet has become the major player over the last three years in the new era of "The Information Super Highway." At the same time, personal agent software employing "on-demand" push technology has become a dominant player in the wired world for those who want to get personal and customized information from the Internet. Now the need for the information exists and is expanding in the mobile environment. DDJ will be seeking to satisfy the need for rapidly growing personalized information services, specializing in Mobile Information Services, Internet Music Downloading, and ITS (Intelligent Transportation System), by providing the necessary software and hardware platforms which can receive up-to-the-minute information from FM radio.

         Wireless is a solution for today's rapidly changing environment. However, when listening to the radio in a mobile environment, listeners often have a problem getting the exact information on the radio. For example, a listener is unable to obtain address and telephone numbers of the sponsors of radio ads, or up-to-the-minute stock, traffic or sports information. Most of the song titles and artists' names are impossible to know since the radio disc jockey does not give the desired information to the listener in a timely fashion.

         Especially in the automobile, people are in constant need of up-to-the-minute traffic information wherever they go. Certain transitions from "on-line" to "off-line" are happening with the growth of alphanumeric pages, cellular services and personal digital assistants (PDAs). DDJ proposes to address the needs of the drivers via its FM DataCasting System. DDJ believes that its receiver and information services can provide the solutions for the FM radio industry and its customers. As designed, when using a DDJ receiver unit, people can see the information from the radio on the screen which will always show them a variety of information such as the song and artist, event and movie schedules, stock market news, and real-time traffic information. Once the automatic information filtering system is fully developed, this information will be broadcast 24 hours a day and 7 days a week without any human involvement.

         DDJ hopes that it (or its licensees) will be able to integrate all updated information from major information providers and store it in its Information Center Database to be delivered upon each radio station's request. Information such as news, weather, traffic, sports, events, etc., will be available through the DDJ (or its licensees) Information Center.

         In this environment, DDJ has developed an operating system that is believed to be both user friendly and very low cost to start the FM subcarrier information services. Each radio station will be able to choose categories of information from the DDJ (or its licensees) Information Center, based on their program format, and simply set the program time for datacasting each category of information. Updated information will then be delivered from DDJ according to the program log. The selected categories of information are then sent from the DDJ (or its Licensees) Information Center to the DDJ Information Work Bench
(DIWB) at the station and broadcast to the listeners automatically. These high-speed data receivers are AM/FM stereo radios that receive FM subcarrier data information broadcast from FM radio stations.

         Unfortunately, DDJ has not been able to penetrate the U.S. market for such services and has experienced a number of competing technologies becoming more widely adopted by users. The Company plans to rethink its current market strategy which is outlined below.

         The Market

         ----------

         Target Market. The Company originally planned to target gigantic industry and consumer markets, such as (a) Radio Broadcasting Industry, (b) ITS-Car Navigation System, (c) Audio Visual (Radio) Equipment, and (d) Personal Computer and PDA.

         Radio Broadcasting Industry. In European countries, major broadcasters successfully implement RDS (Radio Data System), which is the old FM subcarrier technology with 1.2 Kbps. the Company's system is an upper compatible system of RDS, which makes it is easy for FM stations to set up the Company system. The Company believes that approximately 95% of the car audio systems sold in Europe have the RDS decoder. Approximately 20 million car audio systems with RDS were sold in Europe in 1997. To start from this market is the first step to set up the Company FM DataCasting Infrastructure.

         Background of European Radio Industry with RDS (Radio Data System). The Company management hopes that many FM broadcasting companies and FM stations will want to introduce the Company system as an additional compatible system of RDS, which already covers many major European countries; however, numerous on-line and advertising companies are also seeking to provide enhancements and additional services to stations.

         Issue of FM Broadcasting Companies. Each country has FM broadcasting companies that have great access to radio stations and have nation-wide networks of FM stations. Currently, some FM broadcasting companies face de-regulation for their country policy. Many FM broadcasting companies would like to start new services to FM stations since they want to retain their control over FM stations. They face losing their power to FM stations.

         Strategy for the FM Radio Industry. DDJ hopes to license the entire DRIS (DDJ Radio Information System) for FM Stations to implement High Speed Data Broadcasting Services. DDJ believes that FM stations will then be able to provide attractive content to listeners and will generate additional advertising revenue in today's lucrative, but competitive, market, as measured by higher ratings and audience shares.

         Positioning of DDJ: Solution Provider for Stations During Multi-Media Era. Although radio-advertising revenue has been growing the last few years, the emergence of new media sources such as on-line services, pagers, PDAs and TV shopping networks have made radio vulnerable to decreases in audience and advertising revenues.

         DDJ will attempt to position itself as the "Solution Provider" for FM radio stations to solve this problem. To be the "Solution Provider," DDJ plans to be the "Advanced System Integrator" and a "Value Added Information Provider." As a system integrator, DDJ plans to set up the total system, including hardware and software, for each station to implement DDJ FM Data Cast Services. At the same time, DDJ and/or its Licensees plans to function as an information provider by offering the DDJ database, which will include a variety of updated information such as music and event information, sports news, traffic information, advertising information and more. In this way, the radio stations will not need to spend time or money to generate or acquire all the information. A radio station simply has to access the DDJ database to subscribe to format specific information through the DDJ system network.

         Initial research conducted by DDJ shows that radio stations perceive that DDJ's "FM DataCast System" could add significant value for advertisers when receiver penetration exceeds 15-20% in that market. Some radio stations estimate that they could increase their current advertising rates substantially with the added value and increased audience. Although FM subcarrier services exist, DDJ believes that it is the only company offering the radio industry an opportunity to generate additional income through value-added advertising and increased audience listening. In addition, DDJ believes it will be in the unique position of helping the radio industry compete against new media trends and technologies.

         DDJ understands that the radio industry is very cost conscious. No radio station wants to pay for the expensive equipment and incremental operational costs to start new services. DDJ believes it has addressed this issue in a way that no other mobile information service using the FM frequencies has. As designed, the DDJ system is easy to operate and offers significantly low start- up costs for this type of attractive information services. DDJ would be the "Value Added Solution Provider" to the radio stations that want to generate new revenue streams with the subcarriers while enhancing their relationship with their core listeners.

         Competition

         -----------

         In the broadcasting area, Digital Audio Broadcasting (DAB) could be a prospective competitor. DDJ believes that the technology employed by the full digital broadcasting system of DAB, is excellent. However, broadcasting companies are required to make a huge investment to shift their equipment from analog to full digital. Moreover, receivers for DAB in Europe cost approximately $1,000 per unit. DDJ believes that, in Europe, customers would not pay to listen to CD quality radio since they are satisfied with the conventional, and free, FM stereo sound. On the other hand, in European communities, broadcasters are planning to continue the conventional FM broadcasting services for the next 15 to 20 years. Therefore, DDJ believes it will be able to enjoy long-term business opportunities. When DAB enters the market, DDJ, together with major manufacturing companies, will introduce the DDJ and DAB compatible (dual mode) receiver unit so that customers can enjoy both DDJ and DAB at the same time. In this way, DDJ believes it will be able to take full advantage of then existing marketing power in order to enjoy a smooth transition of its DDJ business base toward DAB. DDJ is also subject to competition from all other areas of data broadcasting, including digital, cellular and analogue in all frequency ranges.

Subsequent Events and Changes

         Subsequent to the June 30, 2000 fiscal year end, on August 30, 2000, the Company's shareholders and Board of Directors voted to distribute the majority of the outstanding shares of each of the Company's subsidiaries, Digital D.J., Inc., a California corporation, Latin American Subcarrier Services, a California corporation, European Licensing Group, a California corporation and Domestic Transmission Technologies, a California corporation, to the Company's shareholders. Ninety-five percent (95%) of the outstanding shares of each of the subsidiaries were distributed to the shareholders, ratably, based upon their ownership interest. The shareholders and the Board of Directors also voted to amend the Company's Articles of Incorporation to change the Company's name to Digital Holdings, Inc., and to conduct a twenty-five for one reverse stock split of the Company's common stock. After distributing out ninety-five percent (95%) of the core businesses of the Company to its shareholders, the Company elected to seek other acquisition candidates and to sell up to 1,000,000 shares of its common stock for up to $.10 per share, to be paid in goods, services or cash. The Company is now seeking possible acquisition candidates that the Company would purchase for stock. The Company continues to own five percent (5%) of each of the subsidiaries.

RISK FACTORS

         The Company's business and the actions proposed in this report are subject to numerous risk factors, including the following:

         THE COMPANY HAS LIMITED OPERATING HISTORY AND REVENUE AND MINIMAL ASSETS AND OPERATES AT A LOSS. The Company has had limited operating history and revenues from operations. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

         CONFLICTS OF INTEREST. Each of Mr. Wildes and Mr. Van Wagoner, two of the Company's proposed directors, participate in other business ventures which could limit the amount of time they devote to the Company. Mr. Wildes is affiliated with MSI, which has been the Company's business consultant for over one year. Mr. Van Wagoner maintains his own private legal practice. Additional conflicts of interest and non-arms length transactions may also arise in the future. The terms of a business combination may provide for a payment by cash or otherwise to MSI for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. MSI would directly benefit from such employment or payment. Such benefits may influence the Company's choice of a target company.

         THE PROPOSED OPERATIONS OF THE COMPANY ARE SPECULATIVE. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. In the event the Company completes a business combination the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

         PURCHASE OF PENNY STOCKS CAN BE RISKY. In the event that a public market develops for the Company's securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Small Cap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

         THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

         THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR BUSINESS COMBINATION. The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination witha specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

         REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

         LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

         REGULATION  UNDER  INVESTMENT  COMPANY  ACT.  In the event the  Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. Passive investment interests, as used in the Investment Company Act, essentially means investments held by entities which do not provide management or consulting services or are not involved in the business whose securities are held. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. Any violation of such Act could subject the Company to material adverse consequences.

         PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, certain majority shareholders may agree to sell or transfer all or a portion of their common stock in the Company so to provide the target company or its affiliates with all or majority control. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

         POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

         TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 2.           PROPERTIES

         The Company maintained an office for its Japan operations for which it paid $39,200 in rent during the fiscal year ended June 30, 2000. Effective August 30, 2000, the Company relocated its Japan offices to a smaller facility currently being provided on a rent free basis. The address in Japan is Digital DJ Internet Solutions, Inc., Dai 2-Umemura Building, 7F, 3-24-3 Yoyogi, Shibuya-ku, Tokyo 151-0053, Japan. The Company does not maintain any physical office in the State of California or in the United States.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to the vote of its security holders during the fourth quarter of the fiscal year covered by this report. The Company did submit to its shareholders a matter for vote in the quarter ended December 31, 1999, as more particularly described in the Company's 8-K/A filed as of November 22, 1999, which is incorporated herein.

         The Company also submitted a matter to the vote of its shareholders on August 30, 2000, which is more particularly described in the Subsequent Events section of this report.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the NASDAQ OTC Bulletin Board under the symbol DJAY. The transfer agent and registrar for the common stock is Interwest Transfer Company, Inc. The following table sets forth for the periods indicated the high and low sale prices for shares of the Company's common stock as reported on the OTC Bulletin Board These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                            Sales Price

Fiscal Year Ended 1999
         Fourth Quarter                          3.00
         Third Quarter                           0.25
         Second Quarter                           1/8
         First Quarter                           2.00

Fiscal Year Ended 2000
         Fourth Quarter                          7/32
         Third Quarter                           5/16
         Second Quarter                          5.00
         First Quarter                          1 1/8

         The source of this information was IXL Services, Inc. As of September 30, 2000, there were approximately 450 holders of record for the Company's common stock.

         The Company's common stock is traded on the NASDAQ OTC Bulletin Board rather than an exchange. Accordingly, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the common stock. Further, in the absence of a security being quoted on NASDAQ, a market price of at least $5.00 per share or a company having in excess of $4,000,000 in net tangible assets, trading in the Company's securities may be covered by a Securities and Exchange Commission ("SEC") rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchasers' written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in the secondary market.

         Previously, the SEC adopted seven rules ("Rules") under the Securities Exchange Act of 1934 requiring broker-dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of "penny stock" (generally non- NASDAQ securities priced below $5.00 per share) to provide to those customers certain specified information.

         Unless the transaction is exempt under the Rules, broker/dealers effecting customer transactions in such defined penny stocks are required to provide their customers with: (1) a risk disclosure document; (2) disclosure of current bid and as quotations, if any; (3) disclosure of the compensation of the broker/dealers and its sales person in the transaction; and (4) monthly account statements showing the market value of each penny stock held in the customer's account.

         Recent changes to Rule 15c2-11 require that companies, such as Digital DJ Holdings, Inc., must be reporting issuers under Section 12(g) of the Securities Exchange Act of 1934, as amended in order to maintain trading privileges on the "Electronic Bulletin Board." As such our inability to file form 10-K's, and other reports required under Section 12(g) on a timely basis would adversely effect the marketability of our securities.

         As a result of the aforesaid rules regulating penny stocks, the market liquidity for the Company's securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of shareholders sell their securities in the secondary market.

DILUTION AND ABSENCE OF DIVIDENDS

         The Company has not paid any cash dividends on its common stock and does not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. The Company plans to issue shares in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Future issuance and or sale of substantial amounts of common stock could adversely affect prevailing market prices in the Company's common stock.

TRANSFER AGENT

         The transfer agent and registrar for the Company is Interwest Stock Transfer Company, Inc., located at 1981 East Murray - Holladay Boulevard, Holladay, Utah 84117.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company has not issued any shares of unregistered securities which have not been reflected in its previous filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

-----------------------

         Digital D.J. Holdings, Inc. (the "Company") was incorporated as "Golden Queens Mining Company" on August 1, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.," terminated its activities in the mining business, and began efforts to develop and market electronic products, including a telephone device designed to screen telephone calls, acquired from its then President. This business was terminated several years ago. On November 22, 1999, the Company acquired Digital D.J., Inc., pursuant to a reverse triangular merger in a transaction in which approximately 781,687 shares of the Company's common stock were issued to the shareholders of Digital D.J., Inc. The Reorganization resulted in control of the Company transferring from the former shareholders to the former shareholders of Digital D.J., Inc. The terms and conditions of the Reorganization are set forth in the Company's Form 8-K filed with the Commission for the period beginning on November 22, 1999.

         DDJ was incorporated in December 1991. Its primary business activity was the development and marketing of a digital data system that provides a
variety  of  information   services  to  radio  listeners  using  FM  subcarrier
technology. On April 1, 1999, DDJ established a wholly owned subsidiary, FM Intelligent Transportation Systems, Inc. (FMITS), which provided a traffic information service in the mobile market, with an initial investment of $5,000 for 5,000,000 shares of common stock. On June 1, 1999, DDJ transferred 1,142,376 shares of the common stock of FMITS (approximately 23% interest) to Nichimen America, Inc. (Nichimen) in consideration of the cancellation of accounts payable to Nichimen in the amount of $951,980.

Subsequent Events and Changes

         Subsequent to the June 30, 2000 fiscal year end, on August 30, 2000, the Company shareholders and Board of Directors voted to distribute the majority of the outstanding shares of each of the Company's subsidiaries, Digital D.J., Inc., a California corporation, Latin American Subcarrier Services, a California corporation, European Licensing Group, a California corporation and Domestic Transmission Technologies, a California corporation, to the Company shareholders. Ninety-five percent (95%) of the outstanding shares of each of the subsidiaries were distributed to the shareholders, ratably, based upon their ownership interest. The shareholders and the Board of Directors also voted to amend the Company's Articles of Incorporation to change the Company's name to Digital Holdings, Inc., and to conduct a twenty-five for one reverse stock split of the Company's common stock. After distributing out ninety-five percent (95%) of the core businesses of the Company to its shareholders, the Company elected to seek other acquisition candidates and to sell up to 1,000,000 shares of its common stock for up to $.10 per share, to be paid in goods, services or cash. The Company is now seeking possible acquisition candidates that the Company would purchase for stock. The Company continues to own five percent (5%) of each of the subsidiaries.

Results of Operations

         As of the date of this Annual Report, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying consolidated statements of operations should not
be  regarded  as  typical  for  normal  periods  of  operation.   The  Company's
development stage status, recurring net losses and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing or restructuring of its liabilities will be required in order for the Company to complete its development stage activities. Management believes that it will be able to obtain such financing from new investors, and restructure its liabilities.

         The Company had no operations or revenues, or significant assets or liabilities over the past several years until completion of the Reorganization on November 22, 1999. All representations of the Company prior to November 22, 1999, set forth in this Management's Discussion and Analysis are therefore provided on a pro forma basis as if the Reorganization had occurred in such period. In June 1998, the Company entered into a License Agreement with TeleDiffusion De France S.A. to use the Company's Radio Information System - Europe Version for a term of five years for a total license fee of $400,000, paid $280,000 in 1998, $60,000 in 1999, $20,000 in 2000 and $40,000 in 2001. In
August, 1998, the Company entered into a License Agreement with Deutsche Telekom AG for the same technology for a term of five years for a total license fee of $1,625,000, paid $1,250,000 in 1998, and $125,000, in March of the years 1999,
2000 and 2001 (the "DT Contract"). In January 1999, the Company entered into a license agreement with the Netherlands Broadcasting Transmission Company, for the same technology for a five year contract, which constituted the Company's sole new source of revenue in 1999. The Netherlands Broadcasting contract was for a five year term for total license fees of $300,000, paid $200,000 in 1999 and $25,000 per year in 2000, 2001, 2002 and 2003. Because the Company licensed its technology over a five year term, GAAP required the Company to recognize the revenue from the licenses over a five year period, rather than on a cash basis.

Fiscal Year Ended June 30, 2000

         Revenues. Revenues decreased by $78,543 or approximately 14% from $543,543 for the fiscal year ended June 30, 1999, to 465,000 in the fiscal year ended June 30, 2000. The decrease is primarily due to the Company not having any rental income from the sublease of its offices in the United States.

         Cost of Sales. The cost of sales for the fiscal year ended June 30, 2000, decreased to $245 from $104,659 for the fiscal year ended June 30, 1999. The decrease is primarily due to the fact that the costs associated with the DT Contract sale were not incurred during this period and the Company made no other sales during the period as well as the Company not having any rental income from the sublease of its offices in the United States.

         Gross Profit. Gross profit as a percentage of revenues increased to approximately 100% for the fiscal year ended June 30, 2000, from 81% of revenues for the corresponding period in 1999, increasing by $25,871 for a gross profit of $464,755 in the fiscal year ended June 30, 2000, compared to gross profit of $438,884 for the same period ended June 30, 1999. The gross profit percentage increase is attributed primarily to the fact that no cost of sales were incurred during the current period.

         Operating Expenses. Operating expenses increased by $317,155 or 27% from $1,187,914 in the fiscal year ended June 30, 1999 to $1,505,069, in the fiscal year ended June 30, 2000. The increase was attributable to an increase in selling, general and administrative expenses and research and development expenses. Research and development increased by $39,949 or 11% from $371,859 in the fiscal year ended June 30, 1999, to $411,808 in the fiscal year ended June 30, 2000. Selling, general and administrative expenses increased by $289,394 or 36% from $803,867 in the fiscal year ended June 30, 1999, to $1,093,261 in the fiscal year ended June 30, 2000. The increase was primarily attributable to costs associated with the Reorganization.

         Other Income (Expense). Other expense decreased by $40,892 from ($93,183) in the fiscal year ended June 30, 1999, to ($52,291) in the fiscal year ended June 30, 2000, due to the following. Interest expense increased by $10,609 or 12% from $86,379 in the fiscal year ended June 30, 1999, to $96,988 in the fiscal year ended June 30, 2000, primarily due to interest accruing on the Company's debt financing. Gain on sale of assets increased by $19,137 from $0 in the fiscal year ending June 30, 1999 to $19,137 in the fiscal year ended June 30, 2000, primarily due to sale of certain assets.

Liquidity and Capital Resources

         Cash and cash equivalents and net working capital (deficit) totaled $21,108 and ($1,689,040), respectively, as of June 30, 2000. The primary source of cash has been net proceeds generated from debt financings. The Company has relied upon loan proceeds from convertible promissory notes and annual payments under its three license agreements to fund its operations during the periods discussed. The Company received $605,000 and $243,755 in debt financing for the years ended June 30, 1999 and 2000, respectively.

         The Company anticipates that its primary use of working capital in future periods will be for increases in product research and development, expansion of its marketing plan and general and administrative expenses.

         The Company believes that existing cash and cash equivalents, cash flow from operations and cash raised through private placements will not be sufficient to meet the Company's presently anticipated working capital needs for the next 90 days. To the extent the Company uses its cash resources for its operations, the Company will be required to obtain additional funds, if available, through borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

         In addition to the uncertainties of sources of capital for the Company's operations, the Company continues to experience uncertainties and difficulties within the marketplace for its technology. The Company originally sought to offer high speed data broadcasting systems using conventional FM subcarrying, which would provide stock market and other data to subscribers on a real time basis for a monthly fee. Shortly after the introduction of the Company's product and services, several online brokerages and pager service began offering free real time stock market quotations. The Company then modified its business plan to license its technology to users in Europe and attempt to joint venture with major broadcasters in the United States to provide subcarrier textual information in addition to the audio broadcasts. The Company competes with numerous other types of carriers in this marketplace, including Digital FM broadcasters, satellite FM broadcasters and competitors in conventional FM subcarrier systems which claim to offer the ability to transmit at higher speeds than that of the Company. The Company has no active sales force within the U.S. and sales and marketing depends upon the Company's CEO, Thomas Takahisa. There are no assurances that the Company will be able to compete successfully within this marketplace.

Material Changes in Operations

         As discussed above, in the fiscal year ended June 30, 2000, the Company changed the focus of its marketing plan to shift from a retail and wholesale provider of FM subcarrier content and hardware and software, to a licensor of the Company's technology to individual users and resellers in Europe and Asia. The Company also completed the Reorganization on November 22, 1999, which resulted in the Company's combination with Digital D.J. The Company also formed its Japan subsidiary for the marketing of licenses of its technology in Japan.

Inflation

         Inflation has not proved to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.

Year 2000

         To the best of the Company's knowledge and belief, the Company has not experienced any disruption in data processing on our financial reporting and operational systems or malfunction in equipment containing microprocessors as a result of the year 2000 issue. The Company cannot be sure that some condition relating to the year 2000 exists, but has not been identified.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is presented at pages F-1 to F-28.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------


                                                                      Page
                                                                      ----
REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-1 - F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                      F-3 - F-4

     Consolidated Statements of Operations                           F-5 - F-6

     Consolidated Statements of Shareholders' Equity (Deficit)       F-7 - F-10

     Consolidated Statements of Cash Flows                          F-11 - F-12

     Notes to Consolidated Financial Statements                     F-13 - F-28

               Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Digital Holdings, Inc.

We have audited the accompanying consolidated statements of operations and cash flows of Digital Holdings, Inc. and subsidiaries (the Company), a development stage company, for the year ended June 30, 1999 and the related statements of shareholders' equity (deficit) for the period from December 6, 1991 (inception) to June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of shareholders' equity (deficit) for the period from December 6, 1991 (inception) to June 30, 1999, include amounts for the period from December 6, 1991 (inception) to June 30, 1995, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from December 6, 1991 (inception) to June 30, 1995, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Digital Holdings, Inc. and subsidiaries and their cash flows for the year ended June 30, 1999 and their changes in shareholders' equity (deficit) for the period from December 6, 1991 (inception) to June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is in the development stage, has experienced recurring losses since inception, and requires additional financing to complete its development activities and transition to the attainment of profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                            /s/ KPMG LLP
                                                            ------------
                                                                KPMG LLP

Mountain View, CA
December 9, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Digital Holdings, Inc. and subsidiaries


         We have audited the accompanying consolidated balance sheet of Digital Holdings, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended, and for the period from December 6, 1991 (inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Holdings, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the year then ended, and for the period from December 6, 1991 (inception) to June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $1,037,291 and it had negative cash flows from operations of $1,240,312 during the year ended June 30, 2000. In addition, it had an accumulated deficit of $14,967,233 at June 30, 2000. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By: /s/ Singer Lewak Greenbaum & Goldstein LLP
----------------------------------------------
        SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
September 20, 2000

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET

                                                                   June 30, 2000

--------------------------------------------------------------------------------


                                     ASSETS

Current assets

     Cash                                                 $         21,108
     Accounts receivable                                            45,000
     Prepaid income taxes                                           20,000
     Other current assets                                            5,966
                                                          ----------------

         Total current assets                                       92,074

Property and equipment, net                                         29,870
Other assets                                                        28,420
                                                          ----------------

                  Total assets                            $        150,364
                                                          ================


   The accompanying notes are an integral part of these financial statements

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET

                                                                   June 30, 2000

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

     Accounts payable                                          $        182,307
     Short-term loans                                                    35,665
     Notes payable                                                      100,000
     Accrued expenses and other current liabilities                     181,399
     Deferred revenue                                                 1,262,500
     Current portion of capital lease obligations                        19,243
                                                               ----------------

         Total current liabilities                                    1,781,114

Capital lease obligations, net of current portion                        10,938
                                                               ----------------

              Total liabilities                                       1,792,052
                                                               ----------------

Commitments and contingencies

Minority interest                                                         1,142
                                                               ----------------

Shareholders' deficit
     Preferred stock, no par value
         6,000,000 shares authorized
         no shares issued and outstanding                                     -
     Common stock, $0.001 par value
         50,000,000 shares authorized
         528,701 shares issued and outstanding                              529
     Additional paid-in capital                                      13,323,874
     Deficit accumulated during the development stage               (14,967,233)
                                                               ----------------

              Total shareholders' deficit                            (1,642,830)
                                                               ----------------

                  Total liabilities and shareholders' deficit  $        150,364
                                                               ================

   The accompanying notes are an integral part of these financial statements

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the Years Ended June 30, 2000 and 1999 and
                for the Period from December 6,1991 (Inception) to June 30, 2000

--------------------------------------------------------------------------------


                                                                                          For the
                                                                                        Period from
                                                                                        December 6,

                                                                                           1991

                                                            For the Years Ended       (Inception) to
                                                                  June 30,                June 30,
                                                           2000            1999            2000
                                                       ------------    ------------    ------------
Revenues

   Revenues                                            $    465,000    $    444,449    $  1,587,921
   Rental income                                               --            99,094         218,050
                                                       ------------    ------------    ------------

     Total revenues                                         465,000         543,543       1,805,971
                                                       ------------    ------------    ------------

Costs and expenses

   Cost of revenues                                             245          24,261       1,208,096
   Cost of rental income                                       --            80,398         199,542
   Loss on inventory write down                                --              --         2,271,203
   Loss on sales or write down of property and
     equipment                                                 --            12,188         600,296
   Research and development                                 411,808         371,859       4,173,132
   Selling, general, and administrative                   1,093,261         803,867       9,576,645
                                                       ------------    ------------    ------------

       Total costs and expenses                           1,505,314       1,292,573      18,028,914
                                                       ------------    ------------    ------------

Loss from operations                                     (1,040,314)       (749,030)    (16,222,943)
                                                       ------------    ------------    ------------

Other income (expense)
   Gain on sale of property and equipment                    19,137            --            19,137
   Interest expense, net                                    (96,988)        (86,379)       (201,069)
   Other                                                     25,560          (6,804)         21,898
                                                       ------------    ------------    ------------

     Total other income (expense)                           (52,291)        (93,183)       (160,034)
                                                       ------------    ------------    ------------

Loss before provision for income taxes and
   extraordinary item                                    (1,092,605)       (842,213)    (16,382,977)

Provision for income taxes                                     --             3,000          10,290
                                                       ------------    ------------    ------------

Loss before extraordinary item                           (1,092,605)       (845,213)    (16,393,267)

Extraordinary item

   Gain on restructuring of accounts payable, net of
     income tax expense of $0, $10,000, and $10,000          55,314       1,370,720       1,426,034
                                                       ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the Years Ended June 30, 2000 and 1999 and
                for the Period from December 6,1991 (Inception) to June 30, 2000

--------------------------------------------------------------------------------


                                                                                 For the
                                                                               Period from
                                                                               December 6,

                                                                                   1991

                                                   For the Years Ended       (Inception) to
                                                         June 30,                June 30,
                                                   2000           1999             2000
                                               ============   ===========    ==============
Net income (loss)                              $ (1,037,291)  $   525,507    $  (14,967,233)
                                               ============   ===========    ==============

Basic and diluted earnings (loss) per share
   Loss before extraordinary item              $      (2.50)  $     (3.50)   $       (67.75)
   Extraordinary item                                  --            5.68             5.75
                                               ------------   -----------    --------------

     Total basic and diluted earnings (loss)
        per share                              $      (2.50)  $      2.18    $       (62.00)
                                               ============   ===========    ==============

Shares used to compute basic and diluted
    earnings (loss) per share                       426,079       241,228           251,620
                                               ============   ===========    ==============

   The accompanying notes are an integral part of these financial statements

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) For
                    the Period from December 6, 1991(Inception) to June 30, 2000

--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                           Accumulated

                                                                              Additional   During the

                                  Preferred Stock         Common Stock          Paid-In    Development
                                 Shares      Amount     Shares      Amount      Capital       Stage        Total
                               ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance, December 6, 1991
   (Inception)                       -     $     --         --     $    --     $    --      $    --      $    --
Initial capitalization               -           --       10,978          11         (11)        --           --
Common stock issued for cash         -           --      168,000         168     299,832         --        300,000
Net loss                             -           --         --          --          --        (76,889)     (76,889)
                               ---------   ---------   ---------   ---------   ---------    ---------    ---------

Balance, June 30, 1992               -           --      178,978         179     299,821      (76,889)     223,111
Common stock issued for
   Acquisition of technology         -           --        1,580           2          (2)        --           --
   Exchange of debt                  -           --        2,000           2          (2)        --           --
Net loss                             -           --         --          --          --       (227,520)    (227,520)
                               ---------   ---------   ---------   ---------   ---------    ---------    ---------

Balance, June 30, 1993               -           --      182,558         183     299,817     (304,409)      (4,409)
Common stock and warrants
   issued for cash                   -           --        6,667           6      99,994         --        100,000
Common stock and warrants
   issued for cash                   -           --       20,000          20     349,982         --        350,002
Common stock issued for
   acquisition of technology         -           --        1,200           1          (1)        --           --
Net loss                             -           --         --          --          --       (452,734)    (452,734)
                               ---------   ---------   ---------   ---------   ---------    ---------    ---------

   The accompanying notes are an integral part of these financial statements

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) For the Period from December 6, 1991 (Inception) to June 30, 2000

--------------------------------------------------------------------------------


                                                                                                        Deficit
                                                                                                     Accumulated

                                                                                         Additional   During the

                                          Preferred Stock           Common Stock          Paid-In    Development
                                       Shares       Amount       Shares       Amount      Capital        Stage         Total
                                     ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance, June 30, 1994                     --     $     --        210,425   $      210   $  749,792    $ (757,143)   $   (7,141)
Series A preferred stock
   issued for cash                      431,564      604,190         --           --           --            --         604,190
Series A preferred stock
   exchanged forgiveness of note
    payable and accrued interest         50,534       70,747         --           --           --            --          70,747
Common stock exchanged for
   forgiveness of notes payable
    and accrued interest                   --           --          5,952            6      148,804          --         148,810
Common stock issued as
    payment for services rendered          --           --          2,120            2           (2)         --            --
Net loss                                   --           --           --           --           --        (682,748)     (682,748)
                                     ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance, June 30, 1995                  482,098      674,937      218,497          218      898,594    (1,439,891)      133,858
Series B preferred stock
   issued for cash                      827,255    2,068,137         --           --           --            --       2,068,137
Series B preferred stock exchanged
   for forgiveness of note payable
   and accrued interest                  40,756      101,890         --           --           --            --         101,890
Series C preferred stock
   issued for cash                      759,710    2,279,130         --           --           --            --       2,279,130
Net loss                                   --           --           --           --           --      (1,871,340)   (1,871,340)
                                     ----------   ----------   ----------   ----------   ----------    ----------    ----------

   The accompanying notes are an integral part of these financial statements

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) For the Period from December 6, 1991 (Inception) to June 30, 2000

--------------------------------------------------------------------------------


                                                                                                  Additional

                                          Preferred Stock                 Common Stock              Paid-In
                                       Shares       Amount          Shares          Amount          Capital
                                   ------------   ------------   ------------    ------------    ------------
Balance, June 30, 1996                2,109,819   $  5,124,094        218,497    $        218    $    898,594
Series C preferred stock
   issued for cash                      240,290        720,870           --              --              --
Series D preferred stock-
   issued for cash                      554,473      1,940,656           --              --              --
Common stock issued upon
   exercise of stock options               --             --           20,600              21          50,696
Net loss                                   --             --             --              --              --
                                   ------------   ------------   ------------    ------------    ------------

Balance, June 30, 1997                2,904,582      7,785,620        239,097             239         949,290
Series D preferred stock
   issued for cash                      503,894      1,763,631           --              --              --
Common stock issued upon
   exercise of stock options               --             --           20,000              20           5,693
Cancellation of common stock               --             --           (4,725)             (5)              5
Common stock issued as
   payment for services rendered           --             --            6,848               7              (7)
Net loss                                   --             --             --              --              --
                                   ------------   ------------   ------------    ------------    ------------

Balance, June 30, 1998                3,408,476      9,549,251        261,220             261         984,981
Common stock issued upon
   exercise of stock options               --             --                8            --               160

                                     Deficit

                                   Accumulated

                                   During the

                                   Development

                                      Stage           Total
                                   ------------    ------------
Balance, June 30, 1996             $ (3,311,231)   $  2,711,675
Series C preferred stock
   issued for cash                         --           720,870
Series D preferred stock-
   issued for cash                         --         1,940,656
Common stock issued upon
   exercise of stock options               --            50,717
Net loss                             (3,380,835)     (3,380,835)
                                   ------------    ------------

Balance, June 30, 1997               (6,692,066)      2,043,083
Series D preferred stock
   issued for cash                         --         1,763,631
Common stock issued upon
   exercise of stock options               --            35,713
Cancellation of common stock               --              --
Common stock issued as
   payment for services rendered           --              --
Net loss                             (7,763,383)     (7,763,383)
                                   ------------    ------------

Balance, June 30, 1998              (14,455,449)     (3,920,956)
Common stock issued upon
   exercise of stock options               --               160

   The accompanying notes are an integral part of these financial statements

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) For the Period from December 6, 1991 (Inception) to June 30, 2000

--------------------------------------------------------------------------------


                                                                                                         Additional

                                                 Preferred Stock                   Common Stock            Paid-In
                                              Shares          Amount          Shares         Amount        Capital
                                           ------------    ------------    ------------   ------------   ------------
Common stock issued for
   Cash                                            --      $       --             8,000   $          8   $         (8)
   Services rendered                               --              --               421              1             (1)
Net income                                         --              --              --             --             --
                                           ------------    ------------    ------------   ------------   ------------

Balance, June 30, 1999                        3,408,476       9,549,251         269,649            270        985,132
Common stock issued for
   Conversion of preferred stock             (3,408,476)     (9,549,251)        136,339            137      9,549,114
   Conversion of notes payable                     --              --            97,371             97      2,520,698
   Conversion of interest payable                  --              --             8,006              8        215,465
   Anti-dilution provision for preferred
     stock                                         --              --            17,296             17            (17)
   Exercise of stock options                       --              --                40           --            1,400
Capital contribution                               --              --              --             --            6,424
Stock options issued as
   compensation                                    --              --              --             --           45,658
Net loss                                           --              --              --             --             --
                                           ------------    ------------    ------------   ------------   ------------

       Balance, June 30, 2000                      --      $       --           528,701   $        529   $ 13,323,874
                                           ============    ============    ============   ============   ============

                                             Deficit
                                           Accumulated
                                           During the
                                           Development

                                              Stage           Total
                                           ------------    ------------
Common stock issued for
   Cash                                    $       --      $       --
   Services rendered                               --              --
Net income                                      525,507         525,507
                                           ------------    ------------

Balance, June 30, 1999                      (13,929,942)     (3,395,289)
Common stock issued for
   Conversion of preferred stock                   --              --
   Conversion of notes payable                     --         2,520,795
   Conversion of interest payable                  --           215,473
   Anti-dilution provision for preferred
     stock                                         --              --
   Exercise of stock options                       --             1,400
Capital contribution                               --             6,424
Stock options issued as
   compensation                                    --            45,658
Net loss                                     (1,037,291)     (1,037,291)
                                           ------------    ------------

       Balance, June 30, 2000              $(14,967,233)   $ (1,642,830)
                                           ============    ============


   The accompanying notes are an integral part of these financial statements

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Years Ended June 30, 2000 and 1999 and

               for the Period from December 6, 1991 (Inception) to June 30, 2000

--------------------------------------------------------------------------------


                                                                                          For the
                                                                                        Period from

                                                                                         December 6,
                                                                                            1991

                                                             For the Years Ended       (Inception) to
                                                                  June 30,                June 30,
                                                            2000            1999            2000
                                                       ------------    ------------    ------------
Cash flows from operating activities
   Net income (loss)                                   $ (1,037,291)   $    525,507    $(14,967,233)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Gain on restructuring of accounts payable            (55,314)     (1,380,720)     (1,436,034)
       Depreciation                                          38,823          47,405         700,199
       Stock options issued as compensation                  45,658            --            45,658
       Loss on inventory write down                            --              --         2,271,203
       Loss on sales or write down of property and
         equipment                                             --            12,188         600,296
       Accrued interest on loans converted to
         preferred and common stock                            --              --            19,447
   (Increase) decrease in

     Restricted cash                                           --           250,000            --
     Accounts receivable                                    (44,096)        349,845         (50,799)
     Inventory                                                 --              --        (1,966,327)
     Other current assets                                   (22,359)         25,973         (20,167)
   Increase (decrease) in

     Accounts payable                                        63,285        (222,977)      2,619,483
     Accrued expenses and other current liabilities          65,982        (104,306)        409,711
     Deferred revenue                                      (295,000)        922,500       1,262,500
     Other liabilities                                         --            19,894          19,894
                                                       ------------    ------------    ------------

Net cash provided by (used in) operating activities      (1,240,312)        445,309     (10,492,169)
                                                       ------------    ------------    ------------

Cash flows from investing activities
   Other assets                                                 500             501         (28,420)
   Acquisition of property and equipment                    (17,486)        (11,410)     (1,888,542)
   Proceeds from sale of property and equipment                --            14,960         253,301
                                                       ------------    ------------    ------------

Net cash provided by (used in) investing activities         (16,986)          4,051      (1,663,661)
                                                       ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Years Ended June 30, 2000 and 1999 and

                for the Period from December 6,1991 (Inception) to June 30, 2000

--------------------------------------------------------------------------------

                                                                                          For the
                                                                                        Period from

                                                                                         December 6,
                                                                                            1991

                                                             For the Years Ended       (Inception) to
                                                                  June 30,                June 30,
                                                            2000            1999            2000
                                                         ------------    ------------    ------------
Cash flows from financing activities
   Proceeds from issuance of preferred stock             $       --      $       --      $  9,376,614
   Proceeds from issuance of common stock                        --               160         836,592
   Proceeds from investor loans                               243,755         605,000       2,021,460
   Repayment of investor loans                                   --           (30,000)        (63,000)
   Payments on capital lease obligations                       (2,552)           --            (2,552)
   Proceeds from exercise of stock options                      1,400            --             1,400
   Capital contribution                                         6,424            --             6,424
                                                         ------------    ------------    ------------

Net cash provided by financing activities                     249,027         575,160      12,176,938
                                                         ------------    ------------    ------------

Net increase (decrease) in cash                            (1,008,271)      1,024,520          21,108

Cash, beginning of period                                   1,029,379           4,859            --
                                                         ------------    ------------    ------------

Cash, end of period                                      $     21,108    $  1,029,379    $     21,108
                                                         ============    ============    ============

Supplemental disclosures of non-cash investing
and financing activities
   Conversion of loans payable and accrued interest to
     preferred and common stock
       Loans payable                                     $       --      $       --      $    302,000
       Accrued interest                                  $       --      $       --      $     19,447
       Conversion of accounts payable to notes
         payable                                         $       --      $  1,000,000    $  1,000,000
       Property and equipment transferred to
         inventory                                       $       --      $       --      $    304,876
       Investment exchanged for forgiveness of
         accounts payable                                $       --      $      1,142    $      1,142

   The accompanying notes are an integral part of these financial statements

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------


NOTE 1 - BUSINESS AND ORGANIZATION

         Digital Holdings, Inc. ("DHI"), formerly known as Breakthrough Electronics, Inc., a Nevada publicly-traded corporation, and subsidiaries (collectively, the "Company") are in the design and development stage of developing a digital data system that provides a variety of information services to radio listeners using FM sub-carrier technology. DHI changed its name from Digital DJ Holdings, Inc. on August 30, 2000.

         Digital DJ, Inc. ("DDJ") was formed under the laws of the State of California in December 1991. On April 1, 1999, DDJ established a wholly owned subsidiary, FM Intelligent Transportation Systems, Inc. ("FMITS"), which provides a traffic information service in the mobile market, with an initial investment of $5,000 for 200,000 shares of common stock. On June 1, 1999, DDJ transferred 45,695 shares of the common stock of FMITS (an approximate 23% interest) to Nichimen America, Inc. ("Nichimen") in consideration for the cancellation of accounts payable to Nichimen in the amount of $951,980.

         On November 22, 1999, DHI entered into an Agreement and Plan of Merger, whereby it acquired all of the outstanding common stock of DDJ in exchange for 500,280 shares of newly issued common stock. The common stock of DDJ included 153,635 shares issued upon conversion of DDJ's preferred stock (after anti-dilution), 241,268 issued shares of common stock, and 97,371 shares and 8,006 shares issued upon conversion of convertible promissory notes and related accrued interest for $2,520,795 and $215,473, respectively. In addition, 32,000 unissued shares of DDJ common stock held in escrow for a consultant agreement with MacKenzie Shea, Inc. were exchanged for an equal number of unissued shares of DHI common stock, and 51,197 stock options and 24,600 warrants for the purchase of DDJ common stock were converted on a one-for-one basis into stock options and warrants for the purchase of DHI common stock. The aforementioned preferred stock, common stock, convertible promissory notes and related accrued interest, common stock held in escrow, stock options, and warrants were converted as a result of and concurrently with the Agreement and Plan of Merger with DHI. For accounting purposes, the transaction has been treated as a recapitalization of DDJ, with DDJ as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of DHI have been included with those of DDJ from the acquisition date.

         DHI was incorporated in Nevada on July 31, 1986. DHI had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN MATTERS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $1,037,291 and it had negative cash flows from operations of $1,240,312 during the year ended June 30, 2000. In addition, it had an accumulated deficit of $14,967,233 at June 30, 2000. Further, the Company is in the development stage at June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company obtaining adequate debt and equity financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management plans to raise additional equity capital, continue to develop its products, and look for merger or acquisition candidates.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         ---------------------------

         The consolidated financial statements include the accounts of Digital Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         Development Stage Enterprise

         ----------------------------

         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Estimates

         ---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates affect the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from these estimates.

         Cash Equivalents

         ----------------

         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Revenue Recognition

         -------------------

         Effective July 1, 1998, the Company began recognizing revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

         SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation, and training) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence, which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon shipment of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support, and revenue allocated to services is recognized as such services are performed.

         If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations.

         Capitalized Software

         --------------------

         Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company has not completed its software development to the point of technological feasibility, and accordingly, no costs have been capitalized.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Property and Equipment

         ----------------------

         Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets of three to seven years.

         Inventory and Property and Equipment Write Down

         -----------------------------------------------

         Management of the Company decided to close substantially all of its operations in the United States and focus its marketing efforts in Europe. As a result, the Company commenced a series of actions to liquidate its inventory and property and equipment in the United States. In May 1998, the Company sold property and equipment with a net carrying value of approximately $576,000 for cash proceeds of $238,000. The Company also wrote down property and equipment with a carrying value of approximately $250,000 that was no longer in use as a result of closing its United States operations and which had no reasonably determinable disposal value. The Company also wrote down approximately $2,271,000 of inventory, consisting primarily of receivers produced for the United States market because the cost to refit the receiver inventory for sale in the European market was uneconomical.

         Earnings (Loss) per Share

         -------------------------

         The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Basic and diluted earnings (loss) per share are the same since the Company has incurred a net loss for the year ended June 30, 2000 and the potential common shares were anti-dilutive for the year ended June 30, 1999.

         Employee Stock Option Plans

         ---------------------------

         The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company must disclose certain pro forma information related to employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock Split

         -----------

         On June 3, 1993 and August 30, 2000, the Company effected a 70-for-one split and a one-for-25 reverse split of its common stock. All share and per share data have been retroactively restated to reflect these stock splits.

         Income Taxes

         ------------

         The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
         -----------------------------------------------------------------------

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the cost to sell. To date, no such impairment has occurred.

         Concentration of Credit Risk

         ----------------------------

         During the year ended June 30, 2000, the Company's three largest customers accounted for 70%, 17%, and 13% of total net sales. At June 30, 2000, accounts receivable from these customers represented 0%, 44%, and 56% of total accounts receivable. During the year ended June 30, 1999, the Company's largest customer accounted for 61% of total net sales. At June 30, 1999, accounts receivable from this customer represented 0% of total accounts receivable.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Fair Value of Financial Instruments

         -----------------------------------

         The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short maturity of these instruments. The recorded amount of notes payable approximates fair value as the actual interest rates approximate current competitive rates.

         Comprehensive Income

         --------------------

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Reclassifications

         -----------------

         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

         Recently Issued Accounting Pronouncements

         -----------------------------------------

         In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2000 consisted of the following:

                  Furniture and fixtures                   $          1,571
                  Computer equipment and software                   187,851
                                                           ----------------

                                                                         189,422

                  Less accumulated depreciation                     159,552
                                                           ----------------

                      Total                                $         29,870
                                                           ================

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 5 - SHORT-TERM LOANS

         The principal is due on demand and is unsecured. Amounts do not accrue interest.

NOTE 6 - NOTES PAYABLE

         The Company entered into agreements to borrow $837,705 from 10 individuals and two companies (of which $133,104 is from related parties) during the period from December 1997 through June 1998. These loans generally bore interest at 10%. Of the total amount borrowed, $807,705 was in the form of convertible notes, which were due to mature on March 31, 1999. In April 1999, the maturity date was extended to July 31, 2000. The entire principal amount of these notes, at the option of the holders, could be converted into shares of common stock of the Company at a price of $28 per share. Notes payable of $707,705 were converted into shares of common stock as part of the reverse merger, and a note payable of $30,000 was fully paid in April 1999. At June 30, 2000, the Company was in default on the remaining note payable for $100,000. The Company is in the process of renegotiating the note payable.

         The Company obtained additional financing through the issuance of convertible notes of $605,000 from 16 individuals in May and June 1999. In addition, included in accounts payable as of June 30, 1998 were amounts due to Nichimen of $1,951,980, of which $1,000,000 was converted into a convertible note on June 1, 1999. These notes bore interest at 10% and matured on July 31, 2000. The entire principal amount of these notes, at the option of the holders, could be converted into shares of common stock of the Company at a price of $28 per share. The notes were converted into shares of common stock as part of the reverse merger.

         The Company issued convertible notes to borrow $208,090 from eight individuals and one corporation in October and November 1999. These notes generally bore interest at 10% and mature on October 31, 2000. The entire principal amount of these notes, at the option of the holders, could be converted into shares of common stock of the Company at a price of $1 per share. The notes were converted into shares of common stock as part of the reverse merger.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Operating Leases and Capital Lease Obligations

         ----------------------------------------------

         The  Company  leases   administrative   facilities  in  Japan  under  a
         month-to-month lease that is cancelable by the Company upon three months notice. Rent expense was $39,720 for the year ended June 30, 2000.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         Operating Leases and Capital Lease Obligations (Continued)
         ----------------------------------------------------------

         The Company leased its administrative facilities in the United States under a non-cancelable operating lease that expires November 2003. In addition to the minimum annual rental commitments, the lease provided for periodic cost of living increases in the base rent and payment by the Company of common area costs. Rent expense related to the operating lease was $80,000 for the year ended June 30, 1999. The Company was released from the lease in October 1998.

         The Company also leases certain telephone equipment under a capital lease, The lease has an initial term of five years and requires fixed monthly payments.

         Future minimum lease payments under capital leases at June 30, 2000 were as follows:

                  Year Ending
                   June 30,

                      2001                                    $         22,820
                      2002                                              11,410
                                                              ----------------

                                                                          34,230

                   Less amount representing interest                     4,049
                                                              ----------------

                                                                          30,181

                   Less current portion                                 19,243
                                                              ----------------

                           Long-term portion                  $         10,938
                                                              ================

         Leased capital assets included in property and equipment of June 30, 2000 consisted of the following:

                   Computer equipment and software            $         47,024
                   Less acccumulated depreciation                       47,024
                                                              ----------------
                           Total                              $            --
                                                              ================
         Litigation

         ----------

         The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         Consulting Agreement with MacKenzie Shea, Inc.
         ----------------------------------------------

         The Company entered into a business consulting agreement with MacKenzie Shea, Inc. ("MSI") on June 9, 1999, whereby MSI assists the Company in the recruitment of officers and directors for the Company and advises the Company in its negotiation with individuals, firms, or entities who may have an interest in providing investment capital in the form of bridge financing, private placement financing, media financing, or in a form of business combination with the Company. In consideration for the services to be rendered by MSI, the Company issued 800,000 shares of the Company's common stock to a mutually agreed escrow agent. The common stock will be released to MSI on an installment basis as specified services are rendered by MSI. None of the services specified in the business consulting agreement were provided as of June 30, 2000, and all common stock was maintained by the escrow agent at that date. The 800,000 shares of common stock transferred to the escrow agent were not included in shares issued or outstanding in the accompanying consolidated balance sheet.

NOTE 8 - SHAREHOLDERS' DEFICIT

         Preferred Stock

         ---------------

         The rights, preferences, and privileges of the Series A, B, C, and D convertible preferred stock are as follows:

         o    Each  share  of  Series  A, B, C,  and D  preferred  stock  may be converted into common stock at the option of the holder. The conversion rate is initially one-for-one, subject to adjustment for certain anti-dilution provisions. Automatic conversion for Series A, B, C, and D will occur upon the closing of an initial public offering of common stock in which the per share price is at least $8 and gross proceeds to the Company are at least $10,000,000.

         o Holders of the preferred stock are entitled to non-cumulative annual dividends, when and if declared by the Company's Board of Directors, of $0.14, $0.25, $0.30, and $0.35 per share for Series A, B, C, and D preferred stock, respectively.

         o Holders of the Series A, B, C, and D preferred stock have the right to one vote for each share of common stock into which such shares could be converted in every election of directors of the Company and on other matters as provided in the Articles of Incorporation and required by law.

         o Holders of the Series A, B, C, and D preferred stock have a liquidation preference of $1.40, $2.50, $3, and $3.50 per share, respectively, plus all declared but unpaid dividends.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

         Preferred Stock (Continued)
         ---------------------------
         The preferred stock was converted into common stock as part of a reverse acquisition on November 22, 1999.

         Stock Option and Equity Incentive Plans

         ---------------------------------------

         Under nonqualified Stock Option Agreements, the directors of the Company and certain shareholders are granted options to purchase shares of the Company's common stock at fair market value as determined by the Company's Board of Directors. Options vest over four years.

         Under the terms of the equity incentive plan, employees, officers, directors, consultants, and advisers may be granted options to purchase shares of the Company's common stock. Such options are granted at fair market value as determined by the Company's Board of Directors. Options vest over varying periods, generally four years. Under the plan, 60,000 shares have been reserved for issuance.

         A summary of the status of the Company's options is as follows:


                                                                                     Weighted-
                                                                                     Average

                                                                   Number            Exercise
                                                                 of Options            Price

                                                              ---------------       ----------
                  Outstanding, June 30, 1998                           51,864       $    28.98
                      Granted                                           9,535       $    35.00
                      Exercised                                            (8)      $    20.00
                      Forfeited                                       (10,194)      $    27.38
                                                              ---------------

                  Outstanding, June 30, 1999                           51,197       $    30.43
                      Exercised                                           (40)      $    35.00
                      Cancelled                                       (20,583)      $    35.75
                                                              ---------------

                           Outstanding, June 30, 2000                  30,574       $    27.00
                                                              ===============

                           Exercisable, June 30, 2000                  26,331       $    32.00
                                                              ===============

         The weighted-average fair value of all options granted during the years ended June 30, 2000 and 1999 was $0 and $5.90, respectively.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

         Stock Option and Equity Incentive Plans (Continued)
         ---------------------------------------

         The following tables summarize information about the stock option plan and options outstanding at June 30, 2000:


                                                                                          Weighted-          Weighted-
                                                                       Weighted-          Average            Average
                                                                        Average           Exercise           Exercise
             Range of              Stock             Stock             Remaining          Price of           Price of
             Exercise             Options           Options           Contractual         Options            Options
               Prices           Outstanding        Exercisable           Life             Outstanding        Exercisable
         ------------------  ---------------   ---------------        -----------      --------------        -----------
         $            20.00           12,000            12,000        4.00 years       $        20.00        $    20.00
         $    25.00 - 32.50            9,662             9,662        5.86 years       $        30.00        $    30.00
         $    35.00 - 38.50            8,912             4,669        8.01 years       $        35.00        $    35.00
                             ---------------   ---------------

                                      30,574            26,331
                             ===============   ===============

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock option plan been consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted earnings (loss) per share for the years ended June 30, 2000 and 1999 would be as follows:


                                                                        2000           1999
                                                                ---------------    -----------
                  Net income (loss)
                      As reported                               $    (1,037,291)   $   525,507
                      Pro forma                                 $    (1,037,291)   $   464,000
                  Basic and diluted earnings (loss) per
                      share

                           As reported                          $         (2.50)   $      2.25
                           Pro forma                            $         (2.50)   $      2.00

         Such pro forma information reflects only options granted since June 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma information presented above because compensation cost is reflected over the options vesting period of four years and compensation cost for options granted prior to July 1, 1995 is not considered.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

         Stock Option and Equity Incentive Plans (Continued)
         ---------------------------------------

         As permitted by SFAS No. 123, the fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the years ended June 30, 2000 and 1999: dividend yields of 0% and 0%, respectively; risk-free interest rates of 0% and 5.447%, respectively; and expected lives of 0 and 3.5 years, respectively. The weighted-average fair value of options granted during the years ended June 30, 2000 and 1999 was $0 and $5.90, respectively, per share.

         Warrants

         --------

         The Company issued 26,667 shares of common stock to investors during the year ended June 30, 1994. In accordance with the common stock and warrant purchase agreement, each investor received a warrant to purchase an additional 2,000 or 4,000 shares of common stock depending on the amount invested. The total number of warrants granted as of June 30, 1994 was 18,000 at an exercise price of $17.50 per share. On December 30, 1997, the term of the warrants, which originally expired in December 1997 and March 1998, was extended to December 31, 1998, and on September 29, 1998, further extended to July 31, 2000. The fair value of the extended warrants was estimated at approximately $353,000 and $384,000 as of the December 30, 1997 and September 29, 1998 grant dates, respectively. The warrants expired on July 31, 2000.

         The extensions of the term of the warrants were determined to be capital transactions similar to the issuance of a divided-in-kind; however, there is no accounting impact on the Company's financial statements since the Company does not have retained earnings. The fair value of the extended warrants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions at December 30, 1997: expected dividend yield of 0%, risk-free interest rate of 5.5%, contractual life of one year, and a volatility of 70%; and at September 29, 1998: contractual dividend yield of 0%, risk-free interest rate of 4.6%, contractual life of 1.8 years, and a volatility of 70%.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

         Warrants (Continued)
         --------

         The Company granted 6,600 warrants to 12 individuals and two companies in connection with $165,000 in loans it received from July through December 1993. Each investor has a right to purchase the Company's common stock at an exercise price of $25 per share. On September 29, 1998, the term of the warrants which originally expired in September through December 1998 was extended to July 31, 2000. The extension of the term of the warrants was determined to be a capital transaction similar to the issuance of a dividend-in-kind; however, there is no accounting impact on the Company's financial statements since the Company does not have retained earnings. The fair value of the extended warrants was estimated at approximately $115,000 as of the September 29, 1998 grant date, using the Black-Scholes option pricing model with the following weighted-average assumptions; expected dividend yield of 0%, risk-free interest rate of 4.4%, contractual life of 1.8 years, and a volatility of 70%. The warrants expired on July 31, 2000.

NOTE 9 - INCOME TAXES


         The tax effects of temporary differences that give rise to deferred taxes at June 30, 2000 are as follows:

                  Deferred tax assets

                    Deferred revenue                                                  $      505,000
                    Compensated absences and deferred salaries,
                      principally due to accrual for financial reporting
                      purposes                                                                18,000
                    Net operating loss carryforwards                                       4,600,000
                                                                                      --------------
                  Total gross deferred tax assets                                          5,123,000
                  Less valuation allowance                                                 5,123,000
                                                                                      --------------
                  Net deferred tax assets                                                        --
                  Deferred tax liabilities

                     Plant and equipment, principally due to

                      differences in depreciation                                                --
                                                                                      --------------
                         Net deferred tax liability                                   $          --
                                                                                      ==============


                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

         The valuation allowance decreased by $308,000 and $53,000 during the years ended June 30, 2000 and 1999, respectively. No provision for income taxes for the years ended June 30, 2000 and 1999 is required, except for minimum state taxes, since the Company incurred losses during such years.

         Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended June 30, 2000 and 1999:


                                                                                    2000                1999
                                                                                ----------         -------------
                  Computed "expected" tax benefit                                   (34.0)%                (34.0)%
                  Increase in income taxes resulting from
                      Change in the beginning-of-the-year balance of
                           the valuation allowance for deferred tax
                           assets allocated to income tax expense                    34.0                   34.0
                      Other                                                            --                    0.4
                                                                                ----------         -------------

                               Total                                                   -- %                  0.4%
                                                                                ==========         =============

         As of June 30, 2000, the Company had consolidated net operating loss carryforwards of $13,451,000 and $5,290,000 for federal and state income tax reporting purposes, respectively, which expire in varying amounts through 2020. Should a substantial change in the Company's ownership occur, there could be an annual limitation on the amount of the net operating loss carryforwards available for use in the future.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 10 - EXTRAORDINARY ITEM

         On April 1, 1999, DDJ established FMITS with an initial investment of $5,000 for 200,000 shares of common stock. On June 1, 1999, 45,695 shares of common stock of FMITS (an approximate 23% interest) were transferred to Nichimen in consideration for the cancellation of the accounts payable to Nichimen in the amount of $951,980. The difference between the amount payable to Nichimen and the carrying amount of 45,695 shares of common stock of FMITS ($1,142) was recognized as an extraordinary gain resulting from the restructuring of the accounts payable.

         In addition, the Company and certain other creditors arrived at settlements, whereby $429,882 of the Company's accounts payable were forgiven during the year ended June 30, 1999. This forgiveness of accounts  payable  has  also  been  included  as  a  component  of  the
         $1,380,720 extraordinary gain recognized in the accompanying consolidated statement of operations.

         During August 1999 through December 1999, the Company renegotiated a settlement regarding certain amounts due to vendors for telephone services provided to the Company. As a result of this settlement, the Company recognized a gain on extinguishment of debt of $55,314 during the year ended June 30, 2000.

NOTE 11 - GEOGRAPHIC, SEGMENT, AND SIGNIFICANT CUSTOMER INFORMATION

         The Company adopted the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," during the year ended June 30, 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

         The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer. This officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by products for purposes of making operating decisions and assessing financial performance.
         Therefore, the Company operates in a single operating segment: FM Subcarrier Service System.

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 11 - GEOGRAPHIC, SEGMENT, AND SIGNIFICANT CUSTOMER INFORMATION (Continued)

         The Company's software licensing fees are principally in Europe. The following is geographic revenue information for the years ended June 30, 2000 and 1999:

                                                    2000             1999
                                              ------------    -------------
                  Germany                     $    405,000    $     270,833
                  Netherlands                       60,000                -
                  France                                 -           86,667
                  United States                          -           25,650
                  Other                                  -           61,299
                                              ------------    -------------

                      Total                   $    465,000    $     444,449
                                              ============    =============


NOTE 12 - SUBSEQUENT EVENTS

         On August 30, 2000, the Company's shareholders and Board of Directors approved the following:

         o To distribute 95% of the outstanding shares of four of the Company's subsidiaries, Digital DJ, Inc., Latin America Subcarrier Services, European Licensing Group, and Domestic Transmission Technologies, to the Company's shareholders.

         o To change the name of the Company to Digital Holdings, Inc.

         o To effect a one-for-25 reverse split of its common stock.

         o To sell up to 1,000,000 shares of common stock for up to $0.10 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this item is incorporated by reference to the Form 8-K/A filed as of November 22, 1999, regarding changes in Registrant's Certifying Accountant.

                                    PART III

ITEM 9.           DIRECTORS  AND  EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL
                  PERSONS

         The following persons are directors and executive officers of the Company and all persons nominated or chosen to become such as of June 30, 2000 and where indicated after the Company's special shareholders meeting on August 30, 2000.

          Name                     Age           Position with the Company

         Tsutomu Takahisa          40            Director, President, Secretary,
                                                 Treasurer

         Yasuhiko Ohmnori (1)      69            Director

         Koyo Hasagawa (1)         47            Director

         Mark Van Wagoner (2)      53            Director

         Clifford Wildes (2)       50            Director

-------------------------
(1)      Outgoing director.  Resigned as a director on August 30, 2000.

(2)      Incoming director.  Was elected as a director on August 30, 2000.

         Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. See "Board of Directors" for a discussion of the Directors' terms.

YASUHIKO OHMORI
---------------

         Mr. Ohmori is the Chairman and CEO of Ohmori Management Advisory Office Corporation in Tokyo. Mr. Ohmori's experience includes positions as Chairman and CEO at Softbank Corporation, Japan's largest computer software distribution company; Executive Vice President at Secom Company, the unsurpassed provider of computerized commercial and residential security network systems in Japan; and General Manager of the Corporate Finance Department at Nomura Securities Company the largest investment banking firm in Japan. Mr. Ohmori also holds positions as a Director of MITI (Ministry of International Trad and Industry) Industrial Structure Council and the Japan Microcomputer Club.

TSUTOMU TAKAHISA
----------------

         As the founder who developed the concept of Digital DJ, Mr. Takahisa is the driving force behind the corporation and the vital link between the manufacturers in Japan and the United States. He obtained a Masters of Business Administration from the J.L. Kellogg Graduate School of Management, Northwestern University. Mr. Takahisa's work experience includes a position as Assistant to the Senior General Manager at Canon's New Enterprises Division, where he managed the research and development, design strategies and marketing of their Optical Memory Card Systems.

KOYO HASEGAWA
-------------

         Mr. Hasegawa joined the company as an executive responsible for the research and development of Digital DJ's core technology and coordination with worldwide manufacturers. As the manager for major new technology research and development functions at Canon Central Research Center and Hitachi Magnet Material Research Laboratory. Mr. Hasegawa holds a Masters Degree in Electrical Engineering from Nippon University.

Current Directors

         On August 30, 2000, the Company held a special meeting of its Shareholders at which time the holders of the majority of the Company's shares elected Mark Van Wagoner and Clifford Wildes as new directors in place of Koyo Hasegawa and Yasuhiko Ohmori. Tsutomu Takahisa was reelected to the Board of Directors. Biographies on Mr. Van Wagoner and Mr. Wildes are set forth below.

CLIFFORD WILDES
---------------

         Clifford H. Wildes has over 20 years in the micro-electronics and computer hardware and software industries. For the past four years, he has expanded his credentials to include investment and financial consulting for the technology sector. Mr. Wildes assists Internet and technology start-up companies with organization, operations and management, as well as mergers and acquisitions. He has held operational positions and several public companies as a Chief Operating Officer and Chief Executive Officer. In 1998, Mr. Wildes formed Meridian Capital Inc., an investment and business consulting firm specializing in the public e-commerce technology sector and helped facilitate over $100 million in equity funding for numerous technology companies. In 1996, Mr. Wildes co-founded Barclay Partners, Inc., which secured over 200 million dollars for public technology companies its first year in business. Mr. Wildes was former CEO, President and Co-founder of Microtech International, Inc.
(1985), a manufacturer of memory and mass storage products for the Macintosh, PC and NeXT computing platforms. Over the past 10 years, Mr. Wildes has invested his own funds, as well as Meridian Capital's, into numerous start-up companies in a diverse range of sectors. Mr. Wildes has a B.S. degree from the University of Massachusetts and attended the graduate program at UCLA, Los Angeles California.

MARK O. VAN WAGONER
-------------------

         Mr. Van Wagoner is and has been a partner in the Salt Lake City law firm of Prince, Yeates & Geldzahler since 1995. Prior to joining his existing firm, he was a partner in Van Wagoner & Stevens and before that, he was with O'Melveny & Myers in Los Angeles. He has been the owner of several minor league baseball teams. Mr. Van Wagoner has a Bachelor of Arts in History from Brigham Young University and a Juris Doctor from Duke University.

Board of Directors

         The Company's Bylaws fix the size of the Board of Directors at no fewer than one and no more than 5 members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently, there are three (3) directors.

Section 16(a) - Beneficial Ownership

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16(a)-3(e) during its most recent fiscal year, each of the following persons was an officer, director or beneficial owner of more than 10% of the Company's common stock who failed to file on a timely basis as disclosed in the Forms 3, 4 and/or 5, reports required by Section 16(a) during the most recent fiscal year.

         Name                     Position

         Tsutomu Takahisa         Director, CEO, CFO, Secretary, $0% shareholder

         Yasuhiko Ohmnori (1)     Director

         Koyo Hasagawa (1)        Director

ITEM 10.          EXECUTIVE COMPENSATION

         The following table shows the compensation paid or accrued by the Company for the fiscal year ended June 30, 2000, to or for the account of the Chief Executive Officer. No other executive officer of the Company received an annual salary and bonus in excess of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

Summary Compensation Table


                                  Annual Compensation                   Long-Term Compensation

                                                                                 Restricted
                                                              Other Annual       Stock        Options/
Name & Principal                       Salary       Bonus     Compensation       Award        SARS
Position                   Year          ($)         ($)           ($)           ($)          ($)
                           ----        ------       -----     ------------       ----------   --------
Tsutomu Takahisa

President, CEO             1999        98,000        -0-           -0-           -0-          -0-
                           2000        98,000        -0-           -0-           -0-          -0-

Yasuhiko Ohmnori

Director                   1999            -0-       -0-           -0-           -0-          (1)
                           2000            -0-       -0-           -0-           -0-          (1)

Koyo Hasagawa

Director, Vice Pres.       1999        95,000        -0-           -0-           -0-          (2)
                           2000        95,000        -0-           -0-           -0-          (2)

--------------------

1 The Compensation paid to former officers and directors of the Company who served through November 21, 1999 is reflected in the Company's Form 10-QSB filed as of November 15, 1999, a copy of which is incorporated therein by this reference.

         The Company does not have employment agreements with any of its employees.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

         The information provided in the table below provides information with respect to each exercise of stock options during fiscal 2000 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

        a                    b                  c                    d
-----------------   -----------------   -------------------  -------------------
                    Shares Acquired                          Options at FY-E
Name                Exercise            Value Realize($)(1)  Exercisable/Une
-----------------   -----------------   -------------------  -------------------
Tsutomu Takahisa            -0-                -0-                  -0-

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included

Director Compensation

         The Company has no direct contractual agreements with its directors. Tsutomu Takahisa received no additional compensation for his services as a director of the Company beyond the salary he was paid as an officer. Koyo Hasagawa received 200,000 options as consideration for his services as a member of the Board of Directors. Yasuhiko Ohmnori received 500,010 options as compensation for his services as a member of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following Table sets forth certain information with respect to the beneficial ownership known to the Company of shares of the Company Common Stock owned as of June 30, 2000 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company, (iii) the Officers of the Company, and (iv) directors and executive officers of the Company as a group:

Name and Address of

5% Shareholders, and Name of                  Number of Shares     Percent of
Officers, Directors and Nominees                 Owned(1)            Class(1)
--------------------------------                 --------            --------

All Current Officers and Directors

 as a Group (3 persons) (1)(2)(3)                  189,838            28.47

Yasuhiko Ohmori, Current Director (1)               20,000             3.00
[address]

Tsutomu Takahisa, Current Director,
President, Chief Executive Officer,
Secretary, Treasurer, Nominee Director
(2)                                                169,432            25.41
Koyo Hasegawa, Current Director (3)                    406              .06
[address]

Clifford Wildes, Nominee Director                                         0
677 North Washington Boulevard
Suite 50
Sarasota, FL 34236

Mark Van Wagoner, Nominee Director                                        0
175 East 400 South
Suite 900
Salt Lake City, UT 84111



(1) Consists  of shares  owned by Ohmac,   a  company  of which Mr.  Ohmori is a
principal.

(2) Does not include a total of 37,500 shares held by various relatives of Mr. Takahisa. These figures also do not give effect to the possible exercise of warrants to purchase a total of 3,360 shares of the Company's common stock, held by relatives of Mr. Takahisa.

(3) Does not include or give effect to the possible exercise of options held by Mr. Hasegawa, entitling him to purchase a total of 20,000 of the Company's common stock, at an exercise price of $35.00, all of which are vested.

(4) The nominees for election to the Company's Board of Directors, which are not current members of the Board, control 11,200 shares.

         These shares of Common Stock held by beneficial owners are "Restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), and may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemptions provided by Rule 144 and Rule 701 promulgated under the Securities Act. The Restricted Shares were issued by the Company in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 or Rule 701 of the Securities Act.

         In general, under Rule 144 as currently in effect any person (or persons whose shares are aggregated), including an affiliate, who has beneficially owned shares for a period of at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

                  (1) 1% of the then-outstanding shares of Common Stock; and

                  (2) the average weekly trading volume in the Common Stock during the four calendar weeks immediately preceding the date on which the notice of such sale on Form 144 is filed with the Securities and Exchange Commission.

         Sales under Rule 144 are also subject to provisions relating to notice and manner of sale and the availability of current public information about us. In addition, a person (or persons) whose shares are aggregated) who has not been an affiliate of us at any time during the 90 days immediately preceding a sale, and who has beneficially owned the shares for at least two years, would be entitled to sell such shares under Rule 144(k) without regard to the volume limitation and other conditions described above. While the foregoing discussion is intended to summarize the material provisions of Rule 144, it may not describe all of the applicable provisions of Rule 144, and, accordingly, you are encouraged to consult the full text of that Rule.

         The possibility of future sales by existing stockholders under Rule 144 or otherwise may, in the future, have a depressive effect on the market price of the Common Stock, and such sales, if substantial might also adversely affect the Company's ability to raise additional capital.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into an agreement with MSI to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination.

         MSI may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. The Company's agreement with MSI is exclusive. MSI may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies.

         MSI, through its affiliates, owns approximately 32,000 shares of the Company's common stock for which it paid nominal consideration.

         MSI has entered, and anticipates that it will enter, into agreements with other consultants to assist it in locating a target company and may share its stock in the Company with or grant options on such stock to such referring consultants and may make payment to such consultants from its own resources.

         MSI may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more Web sites and similar methods. If MSI engages in solicitation, no estimate can be made as to the number of persons who may be contacted or solicited. To date MSI has not utilized solicitation and expects to rely on consultants in the business and financial communities for referrals of potential target companies.

Undertakings and Understandings Required of Target Companies

         As part of a business combination agreement, the Company intends to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

         A prospective target company should be aware that the market price and trading volume of the Company's securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in the Company within the United States financial community. The Company does not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in the Company's securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in the Company's securities, which may result in a significant pressure on their market price. The Company may consider the ability and commitment of a target company to actively encourage interest in the Company's securities following a business combination in deciding whether to enter into a transaction with such company.

         A business combination with the Company separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with the Company normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. The Company may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. It is possible, however, that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

         Prior to completion of a business combination, the Company may require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

Competition

         The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Conflicts of Interest

         Clifford Wildes and Mark Van Wagoner, the Company's nominee directors, are affiliated with MSI. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. In addition, insofar as Mr. Wildes and Mr. Van Wagoner are engaged in other business activities, they may devote only a portion of their time to the Company's affairs.

         Mr. Wildes is a shareholder of MSI. Mr. Van Wagoner is a practicing lawyer. As such, demands may be placed on the time of Mr. Wildes and Mr. Van Wagoner which will detract from the amount of time they are able to devote to the Company. Mr. Wildes and Mr. Van Wagoner intend to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Wildes and Mr. Van Wagoner would not attend to other matters prior to those of the Company. Mr. Wildes and Mr. Van Wagoner estimate that the business plan of the Company can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

         The terms of a business combination may include such terms as Mr. Wildes and Mr. Van Wagoner remaining a director or officer of the Company and/or the continuing securities or other legal work of the Company being handled by the firm of which Mr. Van Wagoner is a principal. The terms of a business combination may provide for a payment by cash or otherwise to MSI for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Wildes and Mr. Van Wagoner would directly benefit from such employment or payment. Such benefits may influence Mr. Wildes and Mr. Van Wagoner's choice of a target company. There are no binding guidelines or procedures for resolving potential conflicts of interest.

Investment Company Act of 1940

         Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading insecurities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. Any violation of such Act would subject the Company to material adverse consequences.

Reasons for the Actions and Special Factors

         The Company has determined that the limited revenues generated by DDJ and those anticipated to be generated by the other Subsidiaries in the foreseeable future are inadequate to support the high costs associated with the maintenance and operation of a publicly traded company.

         The Company has determined that if it distributes its Subsidiaries to the Company's Shareholders, it may be an attractive merger candidate for a successful operating company. The Company believes that in order to maintain its operations while it seeks a merger candidate, it will need to raise additional capital.

         The Company also believes that it will be necessary to reduce its outstanding number of Shares to make itself more attractive to potential merger candidates. The completion of the reverse split and the issuance of additional shares will have a substantial dilutive effect upon the Company's current shareholders. Most merger and acquisition scenarios are likely to result in the Company's current Shareholders owning less than 7% of the Company's equity securities after the merger or acquisition.

         The Company's limited funds and its lack of full-time management have made it impracticable to conduct a complete and exhaustive investigation and evaluation of DDJ, and the preliminary decision to undertake a reorganization with DDJ has been made without any feasibility studies, independent analyses, market surveys, or fairness opinions which may have been otherwise desirable if the Company had more funds available to it. Accordingly, shareholders are urged to make their own independent evaluations of the proposed reorganization prior to voting on the proposals to be considered at the Special Meeting.

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON 8-K

                  (a) The following documents are filed as part of this report:

                        (1)(2) FINANCIAL   STATEMENTS  AND  FINANCIAL  STATEMENT
                               SCHEDULES.

                        Financial Statements are filed as part of this Report are set forth in Item 7 and are presented at pages F-1 to F-28 of this Report; which list is incorporated herein by reference.

                  (a)(3)EXHIBITS.

                  (b)   Reports on Form 8-K

                        (i) Form 8-K filed February 8, 2000, (ii) April 24, 2000, containing information regarding the Change of Control and Acquisition of Digital D.J., Inc.

                  (c)   Exhibits.  See the Indexes to Exhibits below.

Index to Exhibits

         All of the items below are incorporated by reference.

         Number   Description

         ------   -----------
         2.1      Agreement and Plan of Merger  incorporated  by reference  from the Company's Form 8-K filed as of November 22, 1999.

         2.2 Agreement of Merger dated November 22, 1999, a copy of which is attached to this Company's 8-K filed on November 22, 1999.

         3.1 Amended Articles of Incorporation of Breakthrough Electronics changing the name to Digital D.J. Holdings, Inc., dated December 17, 1999.

         3.1      Amendment to Articles of Incorporation changing name (3)

         4.1      Form of Common Stock Certificate (Exhibit 4.A of Form SB-2)

         13.1 Quarterly Report on Form 10-QSB dated December 31, 1999 incorporated herein by this reference from report filed as of December 31, 1999

         13.2     Quarterly   report  on  Form  10-QSB   dated  March  31,  2000
                  incorporated herein by reference from report filed on Form 10-QSB dated as of March 31, 2000

         16.1     Letter on Change in Certifying Accountant

         17.4     Resignation of Yasuhiko Ohmnori dated August 30, 2000

         17.5     Resignation of Koyo Hasagawa dated August 30, 2000

         21.1 The Company owns four subsidiaries, Digital D.J. Inc. ("DDJ"), Domestic Transmission Technologies ("DTT"), European Licensing Group ("ELG"), Latin American Subcarrier Services ("LASS"), and FMITS Internet Solutions.

         22.1     Notice  of  Shareholders   Meeting,   incorporated  herein  by
                  reference from the exhibit to the Company's Report on Form 8-K dated August 1, 2000

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2000                          DIGITAL D.J. HOLDINGS, INC.


                                            By:/s/ Tsutomu Takahisa

                                            -----------------------------------
                                                   Tsutomu Takahisa
                                                   President, Secretary and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE
---------                   -----

/s/ Tsutomu Takahisa        President and Chief Executive Officer,
--------------------        Secretary, Treasurer (Principal Executive
    Tsutomu Takahisa        Officer) and Director

/s/ Mark Van Wagoner        Director

--------------------
    Mark Van Wagoner

/s/ Clifford Wildes         Director

--------------------
    Clifford Wildes