Form 10QSB
period 2000-09-30
DIGITAL DJ HOLDINGS INC
filed 2000-11-20
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            FORM 10-QSB SEC File No:
                                   33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________




                           DIGITAL D.J. HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Nevada                        33-14982-LA                    77-0530472
--------------------------------------------------------------------------------
(State or other                   (Commission                   (IRS Employer
jurisdiction of                   File Number)               Identification No.)
incorporation)


                657 Third Street, San Francisco, California 94107
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Company's telephone number, including area code:      (415) 597-8878
                                                --------------------


        1658 E. Capitol Expressway, Suite 294, San Jose, California 95121
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     14,017,526 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):      [ ] Yes   [X] No

                            BREAKTHROUGH ELECTRONICS

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                          Page
         FINANCIAL INFORMATION                                               4

PART 1 - ITEM 2..............................................................4
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS FOR DIGITAL D.J. HOLDINGS, INC............4

     CAUTION REGARDING FORWARD-LOOKING INFORMATION...........................4
     ---------------------------------------------
     OVERVIEW OF THE COMPANY.................................................4
     -----------------------

PART II - OTHER INFORMATION..................................................8
     ITEM 1 - LEGAL PROCEEDINGS..............................................8
     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS......................9
     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES................................9
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............9
     ITEM 5 - OTHER INFORMATION..............................................9
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................9
     SIGNATURES..............................................................9

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET

                                                              September 30, 2000

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

                                                              September 30, 2000

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
                                                               ================

   The accompanying notes are an integral part of these financial statements

                                         DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             For the Years Ended September 30, 2000 and 1999 and for the Period from December 6,1991 (Inception) to September 30, 2000

--------------------------------------------------------------------------------


                                                                                          For the
                                                                                        Period from
                                                                                        December 6,
                                                                                           1991
                                                            For the Years Ended       (Inception) to
                                                               September 30,           September 30,
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

Subsequent Events and Changes

         On August 30, 2000, the Company's shareholders and its Board of Directors voted to distribute the majority of the outstanding shares of each of the Company's subsidiaries, Digital D.J., Inc., a California corporation ("DDJ California"), Latin American Subcarrier Services, a California corporation
("LASS"), European Licensing Group, a California corporation ("ELG") and Domestic Transmission Technologies, a California corporation ("DTT"), to the Company's shareholders. Ninety-five percent (95%) of the outstanding shares of each of the subsidiaries were distributed to the shareholders, ratably, based upon their ownership interest. Approximately 13,316,649 shares of DDJ California and approximately 532,666 shares of each of DTT, LASS and ELG were distributed to the Company's shareholders. The Company retained approximately 700,877 shares of DDJ California and approximately 28,035 shares of each of ELG, LASS and DTT. The shareholders and the Board of Directors also voted to amend the Company's Articles of Incorporation to change the Company's name to Digital Holdings, Inc., and to conduct a twenty-five for one reverse stock split of the Company's common stock. After distributing out ninety-five percent (95%) of the core businesses of the Company to its shareholders, the Company elected to seek other acquisition candidates and to sell up to 1,000,000 shares of its common stock for up to $.10 per share, to be paid in goods, services or cash.

Results of Operations

         As of September 30, 2000, the Company is in the development stage. Until August 30, 2000, the Company was primarily engaged in research and development activities. On August 30, the Company elected to divest its operating subsidiary and search for an acquisition candidate. Accordingly, the accompanying consolidated statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing or restructuring of its liabilities will be required in order for the Company to complete its development stage activities. Management hopes that it will be able to obtain such financing from new investors, and restructure its liabilities.

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

Three Months Ended September 30, 2000

         Revenue. The Company had no revenues during the quarter ended September 30, 2000. The decrease in revenue is the result of the lack of new sales in the quarter ended September 30, 2000.

         Cost of Sales. The Company incurred no cost of sales for the quarter ended September 30, 2000. This decrease is primarily due to the fact that the Company did not sell any new products during the quarter ended September 30, 2000.

         Operating Expenses. The Company has operating expenses for the three months ended September 30, 1999 of $_______.

Liquidity and Capital Resources

         Cash and cash equivalents and net working capital (deficit) totaled $0 and ($0), respectively, as of September 30, 2000. The primary source of cash has been net proceeds generated from debt financings. The Company has relied upon loan proceeds from convertible promissory notes and annual payments under its two license agreements to fund its operations during the periods discussed. +

         The Company does not have existing cash and cash equivalents or cash flow from operations or cash raised through private placements that will be sufficient to meet the Company's presently anticipated working capital needs for the next 13 months. The Company will be required to obtain additional funds, if available, through borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to continue to operate.

Material Changes in Operations

         As discussed above, in the three months ended September 30, 2000, the Company's Board of Directors and shareholders voted to change the focus of its business plan to shift from a retail and wholesale provider of FM subcarrier content and hardware and software (and committed to divest itself of 95% of its operating and other subsidiaries) to search for an acquisition target.

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

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 30, 2000, the Company's shareholders and Board of Directors voted to:

         1. Amend the Company's Articles of Incorporation to conduct a 1:25 reverse split of the Company's common stock in which each 25 shares of the Company's common stock outstanding would be converted into 1 share. The resulting reverse split will reduce the outstanding shares of common stock from approximately 14,017,526 to 560,701.

         2. Amend the Company's Articles of Incorporation to change the name of the Company.

         3. To distribute 95% of the outstanding shares of each of the Company's four direct subsidiaries to the Company's shareholders. Shares of the Company's primary operating subsidiary, Digital D.J., Inc., a California corporation, will be distributed prior to the reverse split on a one for one basis in a distribution in which 95% of the full 14,017,526 outstanding prior to the split will be distributed to the Company's shareholders .95 shares of DDJ California prior to the reverse split.

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At 10:00 a.m. on August 30, 2000, a special meeting of the Company's shareholders was held in Irvine, California. The meeting involved the election of directors in which Tsutomu Takahisa, Clifford Wildes and Mark Van Wagoner were elected as directors of the Corporation and Yasuhiko Ohmnori and Koyo Hasagawa were removed. The shareholders were also asked to vote in favor or against the following ballot items:

         1. The  Amendment  to  the  Company's  Articles  of  Incorporation   to
authorize the reverse split of the Company's outstanding shares, one share for every twenty five and the change of the Company's name;

         2. The distribution of 95% of the outstanding shares of each of the Company's four subsidiaries to the Company shareholders, ratably;

         3. The private placement by the Company of up to 1,000,000 post split shares for $.01 per share; and

         4. A private placement by each of the Company's subsidiaries.


         ITEM 5 - OTHER INFORMATION

         None.


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         The Company's financial statements for the periods described herein are attached.

         The Form 8-K filed by the Company as of August 17, 2000, and exhibits and financial statements filed therewith, including a copy of the Company's Notice of Shareholders Meeting and the Company's Proxy, are hereby incorporated herein by reference.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2000                 DIGITAL DJ HOLDINGS, INC.

                                  By: /S/ Thomas Takahisa
                                  -----------------------
                                          Thomas Takahisa, President

                                  DIGITAL DJ HOLDINGS, INC.


                                  By: /S/ Thomas Takahisa
                                  -----------------------
                                          Thomas Takahisa, Secretary/Treasurer