Form 10QSB
period 2000-12-31
DIGITAL DJ HOLDINGS INC
filed 2001-02-20
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            FORM 10-QSB SEC File No:
                                   33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________


                           DIGITAL D.J. HOLDINGS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


   Nevada                         33-14982-LA                    77-0530472
   ------                         -----------                    ----------
(State or other                   (Commission                   (IRS Employer
jurisdiction of                   File Number)               Identification No.)
incorporation)


                657 Third Street, San Francisco, California 94107
                -------------------------------------------------
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

                           DIGITAL D.J. HOLDINGS, INC.

               Form 10-QSB for the Quarter ended December 31, 2000

                                Table of Contents

                                                                          Page
                                                                          ----

PART 1 - ITEM 2..............................................................4
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR DIGITAL D.J. HOLDINGS, INC................4
     CAUTION REGARDING FORWARD-LOOKING INFORMATION...........................4
     OVERVIEW OF THE COMPANY.................................................4

PART II - OTHER INFORMATION..................................................7
     ITEM 1 - LEGAL PROCEEDINGS..............................................7
     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS......................7
     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES................................7
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............7
     ITEM 5 - OTHER INFORMATION..............................................7
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................8
     SIGNATURE...............................................................8

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

         Digital DJ Inc. was incorporated in December 1991. Its primary business activity was the development and marketing of a digital data system that provides a variety of information services to radio listeners using FM subcarrier technology. On April 1, 1999, the Company established a wholly owned subsidiary, FM Intelligent Transportation Systems, Inc. (FMITS), which provided a traffic information service in the mobile market.

         On August 30, 2000, the Company's shareholders and its Board of Directors voted to distribute the majority of the outstanding shares of each of the Company's subsidiaries, Digital D.J., Inc., a California corporation ("DDJ California"), Latin American Subcarrier Services, a California corporation
("LASS"), European Licensing Group, a California corporation ("ELG") and Domestic Transmission Technologies, a California corporation ("DTT"), to the Company's shareholders. Ninety-five percent (95%) of the outstanding shares of each of the subsidiaries were distributed to the shareholders, ratably, based upon their ownership interest. Approximately 13,316,649 shares of DDJ California and approximately 532,666 shares of each of DTT, LASS and ELG were distributed to the Company's shareholders. The Company retained approximately 700,877 shares of DDJ California and approximately 28,035 shares of each of ELG, LASS and DTT. The shareholders and the Board of Directors also voted to amend the Company's Articles of Incorporation to change the Company's name to Digital Holdings, Inc., and to conduct a twenty-five for one reverse stock split of the Company's common stock. After distributing out ninety-five percent (95%) of the core businesses of the Company to its shareholders, the Company elected to seek other acquisition candidates and to sell up to 1,000,000 shares of its common stock for up to $.10 per share, to be paid in goods, services or cash. For financial reporting purposes, the Company was considered the successor to the historical Digital D.J. Holdings, Inc., and Subsidiaries and the Company was considered a newly organized entity on August 30, 2000, the date negotiations relating to the reorganization was approved by the shareholders. The accompanying Company's financial statements do not include any of the historical operations related to the operations of the Digital D.J. Holdings, Inc., and Subsidiaries prior to August 30, 2000. The Company has not yet completed its private placements and has not conducted any operations, has had no revenues and minimal expenses in the quarter ended December 31, 2000.

Results of Operations

         As of December 31, 2000, the Company is in the development stage. Until August 30, 2000, the Company was primarily engaged in research and development activities. On August 30, the Company elected to divest its operating subsidiary and search for an acquisition candidate. Accordingly, the accompanying consolidated statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing or restructuring of its liabilities will be required in order for the Company to complete its development stage activities. Management hopes that it will be able to obtain such financing from new investors, and restructure its liabilities.

         The Company had no operations or revenues, or significant assets or liabilities since it divested its operating subsidiaries in August 2000. The Company had minimal activities at the operating subsidiary level from the period between July 1, 2000 and August 30, 2000. Thereafter, the Company's activities related only to the actions necessary to complete the divestiture of the operating subsidiaries.

Three Months Ended December 31, 2000

         Revenue. The Company had no revenues during the quarter ended December 31, 2000. The decrease in revenue is the result of the lack of new sales in the quarter ended December 31, 2000 and the previous divestiture of its operating subsidiaries.

         Cost of Sales. The Company incurred no cost of sales for the quarter ended December 31, 2000. This decrease is primarily due to the fact that the Company did not sell any new products during the quarter ended December 31, 2000.

         Gross Profit. The Company experienced no gross profit for the three months ended December 31, 2000. The gross profit percentage decrease is attributed to the fact that the Company had minimal cost of sales for the revenues incurred in the three months ended December 31, 2000.

         Operating Expenses. The Company had minimal operating expenses for the three months ended December 31, 2000 of $155.

Liquidity and Capital Resources

         Cash and cash equivalents and net working capital (deficit) totaled $-0- and ($81,650), respectively, as of December 31, 2000. The primary source of cash has been net proceeds generated from debt financings. The Company has relied upon loan proceeds from convertible promissory notes to fund its operations during the periods discussed. The Company received $25,070 in debt financing for the three months ended December 31, 2000, respectively.

         The Company has only minimal existing cash and cash equivalents and no cash flow from operations. The Company will have to rely upon cash raised through private placements or loans from its shareholders or others to meet the Company's presently anticipated working capital needs for the next 13 months. The Company will be required to obtain additional funds, if available, through borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to continue to operate.

Material Changes in Operations

         The Company has had no material change in operation during the quarter ended December 31, 2000.

Year 2000 Compliance

         The Company experienced no Year 2000 complications with its products or services and experienced no problems due to Year 2000 complications with any of its key customers, licensees, licensors or vendors.

PART II- OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         The Company is not a party to or aware of any legal proceeding, involving the Company and the Company is not aware of any proceedings involving any of the Company's directors, officers, agents, representatives or persons that beneficially own 5% or more of the Company's voting securities.

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         ITEM 5 - OTHER INFORMATION

Change In Registrant's Certifying Accountant

         Effective February 15, 2001, the Company has engaged the accounting firm of Hansen, Barnett & Maxwell as its principal accountants and the accounting firm of Singer, Lewak, Greenbaum & Goldstein has been dismissed, as of February 15, 2001.

         The Singer, Lewak, Greenbaum & Goldstein previous reports contained a qualification as to the Registrant's ability to continue as a going concern, however, such qualifications were unrelated to the dismissal.

         The decision to change accountants was recommended by the Company's Board of Directors.

         During the two most recent fiscal years and any interim period preceding the former accountants' dismissal, there were no disagreements with the former accountants on any matter of accounting principals or practices, financial statements, the disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountants, would have caused them to make a reference to the subject matter of the disagreement in connection with their reports.

         The Registrant has provided the former accountant with a copy of this report that the former accountant received no later than the day that this report is filed with the Commission. The Registrant has requested the former accountants to furnish the Registrant with a letter addressed to the Commission stating whether they agree with the statements made by the Registrant in response to this Item and, if not, stating the respects in which they do not agree. The Registrant shall request the former accountants to provide the letter as promptly as possible so that the Registrant can file the letter with the Commission within ten business days after the filing of this report. Notwithstanding the ten business day period, the Registrant will file the letter by amendment within two business days of receipt.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         The Company's financial statements for the periods described herein are attached.

                           DIGITAL D.J. HOLDINGS, INC.
                        (A Development Stage Enterprise)

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Balance Sheet - December 31, 2000                                           F-1

Statements of Operations  for the Quarter Ended December 31, 2000 and
 for the Cumulative Period from August 30, 2000
 through December 31, 2000                                                  F-2

Statements  of  Stockholders'  Deficit  for the Period from August 30
  (Date of Reorganization) through December 31,
  2000, and for the Quarter Ended December 31, 2000                         F-3

Statements of Cash Flows for the Quarter Ended  December 31, 2000 and
 for the Cumulative Period from August 30, 2000
 through December 31, 2000                                                  F-4

Notes to Financial Statements                                               F-5

                           DIGITAL D.J. HOLDINGS, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET
                                December 31, 2000

                                                      ASSETS

Current Assets                                           $   --
                                                         --------

Investments at Cost                                          --
                                                         --------

Total Assets                                             $   --
                                                         ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accrued expenses                                   $ 56,580
      Advances payable                                     25,070
                                                         --------

           Total Current Liabilities                       81,650
                                                         --------

Stockholders' Deficit
      Preferred Stock, no par value
           6,000,000 shares authorized
           no shares issued and outstanding                  --
      Common stock, $0.001 par value
           50,000,000 shares authorized
           560,701 shares issued and outstanding              561
      Deficit paid-in capital                             (82,056)
      Deficit accumulated during the development stage       (155)
                                                         --------

           Total Stockholders' Deficit                    (81,650)
                                                         --------

Total Liabilities and Stockholders' Deficit              $   --
                                                         ========


   The accompanying notes are an integral part of these financial statements.

                           DIGITAL D.J. HOLDINGS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                               Cumulative From
                                                               August 30, 2000
                                         For the               (Date of Reorganization)
                                         Quarter Ended         Through
                                         December 31, 2000     December 31, 2000
                                         ---------------       ---------------
Sales                                    $           --        $           --

Cost of Sales                                        --                    --

Gross Profit                                         --                    --

General and Administrative Expenses                  155                   155
                                         ---------------       ---------------

Net Loss                                 $           155       $           155
                                         ===============       ===============


   The accompanying notes are an integral part of these financial statements.

                           DIGITAL D.J. HOLDINGS, INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                           Deficit
                                                                                          Accumulated
                                                                           Deficit        During the         Total
                                                Common Stock               Paid-In        Development     Stockholders'
                                            Shares          Amount         Capital           Stage           Deficit
                                        -------------   --------------   -------------   --------------   -------------
Balance - August 30, 2000
 (Date of Reorganization)                     560,701   $          561   $     (82,056)  $          --    $     (81,495)

Net loss from reorganization
  through December 31, 2000                       --               --              --              (155)           (155)
                                        -------------   --------------   -------------   --------------   -------------

Balance - December 31, 2000                   560,701   $          561   $     (82,056)  $         (155)  $     (81,650)
                                        =============   ==============   =============   ==============   =============


   The accompanying notes are an integral part of these financial statements.

                           DIGITAL D.J. HOLDINGS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                        Cumulative From
                                                                        August 30, 2000
                                                  For the               (Date of Reorganization)
                                                  Quarter Ended          Through
                                                  December 31, 2000     December 31, 2000
                                                  ---------------       ---------------
Cash Flows From Operating Activities
    Net Loss                                      $          (155)      $          (155)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
       Change in accrued expenses                         (24,915)              (24,915)
       Change in advances payable                          25,070                25,070
                                                  ---------------       ---------------

Net Cash Used In Operating Activities                         --                    --

Cash - Beginning of Period                                    --                    --
                                                  ---------------       ---------------

Cash - End of Period                              $           --        $           --
                                                  ===============       ===============


   The accompanying notes are an integral part of these financial statements.

                           DIGITAL D.J. HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

Digital Holdings, Inc. (the "Company") was incorporated as "Golden Queens Mining Company" on July 31, 1986 under the law of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.", terminated its activities in the mining business, and began efforts to develop and market electronic product. This business was terminated several years ago. On November 22, 1999, the Company acquired Digital DJ, Inc., pursuant to a reverse triangle merger . This merger resulted in control of the Company transferring from the former shareholders to the former shareholders of Digital DJ Inc. Digital DJ Inc. was incorporated in December 1991. Its primary business activity was the development and marketing of a digital data system that provides a variety of information services to radio listeners using FM subcarrier technology.

On August 30, 2000, the Company's shareholders and its Board of Directors voted to distribute the majority of the outstanding shares of each of the Company's subsidiaries. Ninety-five percent (95%) of the outstanding shares of each of the subsidiaries were distributed to the shareholders, ratably, based upon their ownership interest. The Company elected a new Board of Directors and changed its name to Digital Holdings, Inc.

For financial reporting purposes, the Digital Holdings, Inc. was considered the successor to the historical Digital DJ Holdings, Inc. and Subsidiaries and the Company was considered a newly organized entity on August 30, 2000, the date negotiations relating to the reorganization was approved by the shareholders. The accompanying financial statements do not include any of the historical operations related to the operations of the Digital DJ Holdings, Inc. and Subsidiaries prior to August 30, 2000.

The Company is currently considered a development stage enterprise whose purpose is to seek merger and acquisition candidates.

NOTE 2 - COMMON STOCK

On August 30, 2000, the Board of Directors authorized a 1-for-25 reverse stock split of the Company's $0.001 par value common stock. The resulting reverse split will reduce the outstanding shares of common stock from approximately 14,017,526 to 560,701. The Company also proposed to conduct a private placement of up to 2,000,000 shares of common stock to sustain its operations while it seeks merger and acquisition candidates. The reverse split and the issuance of additional shares of common stock will have a substantial dilutive effect upon the shareholders' interests in the Company. The accompanying financial statements have been restated to reflect the reverse stock split. The Company has not yet changed its name and the name Digital Holdings, Inc. is no longer available in Nevada.

                           DIGITAL D.J. HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVESTMENTS AT COST

After the reorganization on August 30, 2000, the Company retains five percent (5%) ownership interest in each of the subsidiaries. From this reorganization, the subsidiaries took over the liabilities of the Company. Therefore, the Company's investments in these subsidiaries are carried on the books at zero (The cost to the Company).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 15, 2000                  DIGITAL D.J. HOLDINGS, INC.



                                   By: /s/ Thomas Takahisa
                                   -----------------------
                                           Thomas Takahisa, President