Form 10QSB
period 2001-03-31
DIGITAL DJ HOLDINGS INC
filed 2001-05-15
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            FORM 10-QSB SEC File No:
                                   33-14982-LA

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                          -----      -----




                             BEVERLY HOLDINGS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



   Nevada                    33-14982-LA                77-0530472
--------------------------------------------------------------------------------
(State or other             (Commission               (IRS Employer
jurisdiction of            File Number)              Identification No.)
incorporation)


   657 Third Street, San Francisco, California               94107
-------------------------------------------------------------------------------
   (Address of principal executive offices)                Zip Code)


Company's telephone number, including area code:      (415) 597-8877
                                                -------------------------------


                           DIGITAL D.J. HOLDINGS, INC.
                          -----------------------------
          (Former name or former address, if changed since last report)

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

     Approximately 11,060,701 Shares as of the date of this report.


Transitional Small Business Disclosure Format (check one): [   ] Yes  [ X ] No


                             BEVERLY HOLDINGS, INC.

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents

                                                                                                               Page
                                                                                                               ----
PART 1 - ITEM 2...................................................................................................4
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR BEVERLY HOLDINGS, INC..........................................................4
     CAUTION REGARDING FORWARD-LOOKING INFORMATION................................................................4
     OVERVIEW OF THE COMPANY......................................................................................4

PART II - OTHER INFORMATION.......................................................................................7
     ITEM 1 - LEGAL PROCEEDINGS...................................................................................7
     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................................7
     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.....................................................................7
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................7
     ITEM 5 - OTHER INFORMATION...................................................................................7
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................................................8
     SIGNATURE....................................................................................................8

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR BEVERLY HOLDINGS, INC.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)


                          INDEX TO FINANCIAL STATEMENTS



                                                                                                       Page


           Balance Sheet - March 31, 2001 (Unaudited)                                                    F-1

           Statements of Operations (Unaudited) for the Three Months Ended March
           31, 2001 and for the Period from August 30,
           2000 (Date of Reorganization) through March 31, 2001                                          F-2

           Statements of Cash Flows (Unaudited) for the Three Months Ended March
           31, 2001 and for the Period from August 30,
           2000 (Date of Reorganization) through March 31, 2001                                          F-3

           Notes to Financial Statements (Unaudited)                                                     F-4


                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                   (UNAUDITED)
                                 March 31, 2001




                                     ASSETS
                                     ------

Current Assets  $                88
                -------------------


Total Assets    $                88
                ====================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


Current Liabilities
      Accrued expenses                                     $     76,562
      Advances payable                                           25,255
                                                           -------------

           Total Current Liabilities                            101,817
                                                           -------------

Stockholders' Deficit
      Preferred Stock, no par value
           6,000,000 shares authorized
           no shares issued and outstanding                          --
      Common stock, $0.001 par value
           50,000,000 shares authorized
           560,701shares issued and outstanding                     561
      Deficit paid-in capital                                   (82,056)
      Deficit accumulated during the development stage          (20,234)
                                                           --------------

           Total Stockholders' Deficit                         (101,729)
                                                           --------------

Total Liabilities and Stockholders' Deficit                $         88
                                                           =============

   The accompanying notes are an integral part of these financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Cumulative From
                                                               August 30, 2000
                                                                  (Date of
                                         For the Three         Reorganization)
                                         Months Ended              Through
                                         March 31, 2001        March 31, 2001
                                         ---------------       ---------------
Sales                                    $           --        $           --

Cost of Sales                                        --                    --

Gross Profit                                         --                    --

General and Administrative Expenses               20,079                20,234
                                         ---------------       ---------------

Net Loss                                 $        20,079       $        20,234
                                         ===============       ===============

   The accompanying notes are an integral part of these financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Cumulative From
                                                                                                August 30, 2000
                                                                                                    (Date of
                                                                            For the Three        Reorganization)
                                                                            Months Ended            Through
                                                                           March 31, 2001        March 31, 2001
                                                                           ---------------       ---------------
Cash Flows From Operating Activities
    Net Loss                                                               $       (20,079)      $       (20,234)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
       Accrued expenses                                                             19,982                (4,933)
       Advances payable                                                                185                25,255
                                                                           ---------------       ---------------

Net Cash Provided By Operating Activities                                               88                    88
                                                                           ---------------       ---------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                                                     88                    88

Cash and Cash Equivalents at Beginning of Period                                       --                    --
                                                                           ---------------       ---------------

Cash and Cash Equivalents at End of Period                                 $            88       $            88
                                                                           ================      ===============

   The accompanying notes are an integral part of these financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 --SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization-- Beverly Holdings, Inc. (the "Company") was incorporated as "Golden Queens Mining Company" on July 31, 1986 under the law of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.", terminated its activities in the mining business, and began efforts to develop and market electronic product. This business was terminated several years ago. On November 22, 1999, the Company acquired Digital DJ, Inc., pursuant to a reverse triangle merger . This merger resulted in control of the Company transferring from the former shareholders to the former shareholders of Digital DJ Inc. Digital DJ Inc. was incorporated in December 1991. Its primary business activity was the development and marketing of a digital data system that provides a variety of information services to radio listeners using FM subcarrier technology.

On August 30, 2000, the Company's shareholders and its Board of Directors voted to distribute the majority of the outstanding shares of each of the Company's subsidiaries. Ninety-five percent (95%) of the outstanding shares of each of the subsidiaries were distributed to the shareholders, ratably, based upon their ownership interest. The Company elected a new Board of Directors and changed its name to Digital Holdings, Inc. On March 6, 2001, the Board of Directors decided to change the Company's name from Digital Holdings, Inc. to Beverly Holdings, Inc.

For financial reporting purposes, the Beverly Holdings, Inc. was considered the successor to the historical Digital DJ Holdings, Inc. and Subsidiaries and the Company was considered a newly organized entity on August 30, 2000, the date negotiations relating to the reorganization was approved by the shareholders. The accompanying financial statements do not include any of the historical operations related to the operations of the Digital DJ Holdings, Inc. and Subsidiaries prior to August 30, 2000.

Interim Financial Statements--The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year. There were no operations during the period from August 20, 2000 through September 30, 2000. Therefore, the six month results of operations for the period from October 1, 2000 through March 31, 2001 were the same as those from August 30, 2000 through March 31, 2001.

Basis of Presentation -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2001, the Company incurred net losses of $20,079. As of March 31, 2001, the accumulated deficit from reorganization totaled $20,234. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently considered a development stage enterprise whose purpose is to seek merger and acquisition candidates.

NOTE 2- STOCKHOLDERS' EQUITY

On March 31, 2001, the Company's Board of Directors approved the terms of a financial proposal from International Fiduciary Trust & Holdings, S.A., which contemplates an initial private offering by the Company of 20,000,000 shares of common stock for $0.01 per share, a subsequent 4 to 1 reverse stock split and a second private offering of up to an additional 800,000 shares at $1.00 per share.

NOTE 3 - CONSULTING AGREEMENT

On March 1, 2001, the Company entered into an agreement with Mackenzie Shea, Inc.(MSI) to engage and retain MSI as a Business Consultant for a period of two years unless otherwise terminated. The Company agreed to pay MSI a monthly advisory fee of $15,000 plus other normal and reasonable out-of-pocket expenses.

NOTE 4 - SUBSEQUENT EVENTS

The Company sold 10,500,000 shares of common stock pursuant to the offering proposal from a group of investors which was mentioned in NOTE 2. The total offering price received is $105,000, however, the Company anticipates completing the full $200,000 private placement. No underwriting discounts were experienced and no commissions or finder's fees were paid. The proceeds will be used for the Company's general operational purposes.

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

OVERVIEW OF THE COMPANY
-----------------------

         Beverly Holdings, Inc. (the "Company") was incorporated as "Golden Queens Mining Company" on July 31, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.," terminated its activities in the mining business, and began efforts to develop and market electronic products, including a telephone device designed to screen telephone calls, acquired from its then President. This business was terminated several years ago. On November 22, 1999, the Company acquired Digital D.J., Inc., pursuant to a reverse triangular merger in a transaction in which approximately 12,466,992 shares of the Company's common stock were issued to the shareholders of Digital D.J., Inc. (the "Reorganization"). The Reorganization resulted in control of the Company transferring from the former shareholders to the former shareholders of Digital D.J., Inc. The terms and conditions of the Reorganization are set forth in the Company's Form 8-K filed with the Commission for the period beginning on November 22, 1999.

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

         On August 30, 2000, the Company's shareholders and its Board of Directors voted to distribute the majority of the outstanding shares of each of the Company's subsidiaries, Digital D.J., Inc., a California corporation ("DDJ California"), Latin American Subcarrier Services, a California corporation
("LASS"), European Licensing Group, a California corporation ("ELG") and Domestic Transmission Technologies, a California corporation ("DTT"), to the Company's shareholders. Ninety-five percent (95%) of the outstanding shares of each of the subsidiaries were distributed to the shareholders, ratably, based upon their ownership interest. Approximately 13,316,649 shares of DDJ California and approximately 532,666 shares of each of DTT, LASS and ELG were distributed to the Company's shareholders. The Company retained approximately 700,877 shares of DDJ California and approximately 28,035 shares of each of ELG, LASS and DTT. The shareholders and the Board of Directors also voted to amend the Company's Articles of Incorporation to change the Company's name to Digital D.J. Holdings, Inc., and to conduct a twenty-five for one reverse stock split of the Company's common stock. After distributing out ninety-five percent (95%) of the core businesses of the Company to its shareholders, the Company elected to seek other acquisition candidates and to sell up to 1,000,000 shares of its common stock for up to $.10 per share, to be paid in goods, services or cash. For financial reporting purposes, the Company was considered the successor to the historical Digital D.J. Holdings, Inc., and Subsidiaries and the Company was considered a newly organized entity on August 30, 2000, the date negotiations relating to the reorganization was approved by the shareholders. The accompanying Company's financial statements do not include any of the historical operations related to the operations of the Digital D.J. Holdings, Inc., and Subsidiaries prior to August 30, 2000. The Company was unable to sell shares at $.10 per share since the Company's stock was priced at $0.02 per share. Effective March 6, 2001, the Company changed its name to Beverly Holdings, Inc.

         On March 31, 2001, the Company's Board of Directors voted to approve a proposed restructuring and financing plan proposed by International Fiduciary Trust & Holdings, S.A., which contemplates an initial private offering by the Company of 20,000,000 shares of common stock for $.01 per share, a subsequent 4 to 1 reverse stock split and a second private offering of up to an additional 800,000 shares thereafter at $1.00 per share. See Section II, Item 2, CHANGES IN SECURITIES AND USE OF PROCEEDS.

Results of Operations

         As of March 31, 2001, the Company is in the development stage. Until August 30, 2000, the Company was primarily engaged in research and development activities. On August 30, the Company elected to divest its operating subsidiary and search for an acquisition candidate. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing or restructuring of its liabilities will be required in order for the Company to complete its development stage activities. Management hopes that it will be able to 4btain such financing from new investors, and restructure its liabilities.

         The Company had no operations or revenues, or significant assets or liabilities since it divested its operating subsidiaries prior to August 2000. The Company had minimal activities at the operating subsidiary level from the period between July 1, 2000 and August 30, 2000. Thereafter, the Company's activities related only to the actions necessary to complete the divestiture of the operating subsidiaries.

Three Months Ended March 31, 2001

         Revenue. The Company had no revenues during the quarter ended March 31, 2001. The decrease in revenue is the result of the lack of new sales in the quarter ended March 31, 2001 and the previous divestiture of its operating subsidiaries.

         Cost of Sales. The Company incurred no cost of sales for the quarter ended March 31, 2001. This decrease is primarily due to the fact that the Company did not sell any new products during the quarter ended March 31, 2001.

         Gross Profit. The Company experienced no gross profit for the three months ended March 31, 2001.

         Operating Expenses. The Company had minimal operating expenses for the three months ended March 31, 2001 of $20,079.

Liquidity and Capital Resources

         Cash and cash equivalents and net working (deficit) totaled $88 and ($101,729), respectively, as of March 31, 2001. The primary source of cash has been net proceeds generated from debt financings. The Company has relied upon advances from shareholders to fund its operations during the periods discussed. The Company received $105 in debt financing for the three months ended March 31, 2001.

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

Material Changes in Operations

         The Company has had no material change in operation during the quarter ended March 31, 2001.

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

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 31, 2001, the Board of Directors of the Company approved the terms of a proposal provided by International Fiduciary Trust & Holdings, S.A., pursuant to which the Company would enter into an overall financing plan requiring two consecutive but differing private placements and a reverse stock split. The plan calls for the Company to conduct a private placement of 20,000,000 shares of its common stock at $.01 per share, which was approximately 50% of the market value of the Company's publically traded shares as of the date of the resolution. Upon completion of the first private placement, the Company will conduct a 4 to 1 reverse stock split upon approval of the Company's shareholders. Upon completion of the reverse stock split, International Fiduciary Trust & Holdings, S.A. agreed to purchase up to 800,000 shares of the Company's common stock for $1.00 per share. As of the date of this report, the Company has completed and accepted subscriptions for 10,500,000 shares of common stock and received aggregate subscription proceeds in the amount of $105,000 in the first private placement, as more particularly described below:

                  a. The Company sold 10,500,000 shares of common stock pursuant to this offering effective on May 3, 2001.

                  b. There were no principal underwriters. The shares were sold on a private basis to accredited investors only that had a preexisting business relationship with the Company, its financial consultants, legal advisors or accounts.

                  c. The securities were sold for cash. The total offering price received to date is $105,000, however, the Company anticipates completing the full $200,000 private placement. No underwriting discounts were experienced and no commissions or finder's fees were paid.

                  d. The securities were sold in reliance upon the exemptions from registration afforded under Regulation D and Rule 506 promulgated thereunder. Securities were offered only to accredited investors. Each investor completed a Subscriber Questionnaire and a Subscription Agreement certifying that they were accredited investors.

                  e. Proceeds of the offering were used for the Company's general operational purposes and as follows.

         Accounting and audit fees, retirement of debt, new transfer agency fees, outstanding consulting fees and general working capital.

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

Consulting Agreement

         On March 1, 2001, the Company entered into a Consulting Agreement with Mackenzie Shea, Inc. ("MSI") to provide various business consulting and advisory services for the Company. Pursuant to the Agreement, MSI is paid $15,000 per month for such services and is reimbursed for normal business expenses incurred in the course of its engagement. The Agreement is cancellable upon 30 days written notice. MSI has also agreed to temporarily allow the Company to utilize MSI's office as its primary business location.


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         The Company's financial statements for the periods described herein are attached.

         3.1    Amended Articles of Incorporation of Digital D.J. Holdings, Inc.

         10.1   Form of Stock Purchase Agreement in $0.01 private placement.

         10.2   Form of Option Agreement





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 15, 2001                   BEVERLY HOLDINGS, INC.



                               By:  /s/ Thomas Takahisa
                                  ----------------------------------
                                        Thomas Takahisa, President