Form 10KSB
period 2001-06-30
BEVERLY HOLDINGS INC
filed 2001-10-15
CIK 816232

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                            FORM 10-KSB SEC FILE NO:
                                 -------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               COMMISSION FILE NO.

                             BEVERLY HOLDINGS, INC.
                                formerly known as
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


           5215 N. O'Connor Boulevard, Suite 200, Irving, Texas 75039
           ----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Company's telephone number, including area code:      (972) 443-9800
                                                --------------------

            Digital D.J. Holdings, Inc., 1658 E. Capitol Expressway,
                           San Jose, California 95121
 -------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.          Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ ]

         As of September 30, 2001 the Company had approximately 5,140,473 shares outstanding.

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2001 was approximately
_________.

                               FORM 10-KSB - Index

                                     PART I

                                                                            Page
                                                                            ----

Item 1.  Description of Business..........................................    2

Item 2.  Description of Property..........................................    9

Item 3.  Legal Proceedings       .........................................    9

Item 4.  Submission of Matters to a Vote of Security Holders..............    9

                                    PART II

Item 5.  Market of the Registrant's Securities and
           Related Stockholder Matters....................................    10

Item 6.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................    11

Item 7.  Financial Statements and Supplementary Data......................    13

Item 8.  Changes in and Disagreements with Accountants
           On Accounting and Financial Disclosure.........................    13

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant...............    13

Item 10. Executive Compensation...........................................    14

Item 11. Security Ownership of Certain Beneficial
           Owners and Management..........................................    15

Item 12. Certain Relationships and Related Transactions...................    16

Item 13. Exhibits, Consolidated Financial Statements,
           Schedules and Reports on Form 8-K..............................    16

         Signatures.......................................................    18

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

ITEM 1.  GENERAL

OVERVIEW OF THE COMPANY

         Beverly Holdings, Inc. (the "Company") was incorporated as "Golden Queens Mining Company" on July 31, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.," terminated its activities in the mining business, and began efforts to develop and market electronic products, including a telephone device designed to screen telephone calls, acquired from its then President. This business was terminated several years ago. On November 22, 1999, the Company acquired Digital D.J., Inc., pursuant to a reverse triangular merger in a transaction in which approximately 12,466,992 shares of the Company's common stock were issued to the shareholders of Digital D.J., Inc. (the "Reorganization"). The Reorganization resulted in control of the Company transferring from the former shareholders to the former shareholders of Digital D.J., Inc. The terms and conditions of the Reorganization are set forth in the Company's Form 8- K filed with the Commission for the period beginning on November 22, 1999.

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

BUSINESS OF THE COMPANY

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

Events and Changes Completed Subsequent to June 30, 2001

         On March 31, the Company's Board of Directors approved the terms of a financial proposal from an institutional investor for the sale of up to 1,000,000 shares of common stock to the investor at $1.00 per share after the Company conducted a $200,000 private placement offering (20,000,000 shares at $0.01 per share) (the "$200,000 Offering") and a subsequent 4-for-1 reverse stock split. The Company has completed a private placement of 20,000,000 shares at $0.01 per share as of August 30, 2001 and intends to conduct a 4:1 reverse stock split in the fourth quarter of 2001.

         On July 19, 2001, the Company entered into an option agreement with Sonic Garden, Inc. (the "Option"), to purchase up to 2,000,000 shares of common stock of Sonic Garden for $0.50 per share for a total purchase price of $1,000,000, which purchase represents approximately 22% of the outstanding equity securities of Sonic Garden as of the date of the Option. The Company intends to exercise the Option in multiple traunches over the next one hundred and twenty (120) days, however, the Company is not obligated to purchase any shares from Sonic Garden. The price per share for the common stock was determined as a result of what the Company believes was an arms length negotiation with Sonic Garden, based upon a discount to a mutually agreed fair market value of Sonic Garden of approximately $5,000,000. The Company has been informed that Sonic Garden obtained a license to all of the proprietary intellectual property rights of Solutions Media, Inc., a company that recently filed for bankruptcy protection, which spent in excess of $10,000,000 developing the assets.

         Sonic Garden's principal shareholder, sole director and sole executive officer is Paul Abramson. Information on Sonic Garden, which has been supplied by Mr. Abramson is set forth below. The transaction was negotiated with the assistance of Mackenzie Shea, Inc. ("MSI"), a business advisory and consulting firm engaged by the Company. Certain affiliates of MSI are also owners, directly or through their ownership of MSI of shares of Sonic Garden and individually or through entities they control are beneficial owners of certain shares of common stock of the Company.

         The source of the funds being used by the Company as consideration to exercise the Option to purchase Sonic Garden common stock is the $200,000 Offering and additional funds to be raised in equity financing, pursuant to that option agreement between the Company and International Fiduciary Trust & Holdings, S.A., entered into in April 2001.

About Sonic Garden

         Sonic Garden, Inc. is the owner and operator of an online music community and traditional record label.

         The Sonic Garden Online Music Community brings together numerous innovations of the digital music evolution into one comprehensive community serving the needs of artists, music lovers and music business professionals. Seeking to capitalize on the exploding popularity of digital music, Sonic Garden intends to offer consumers a multitude of digital music services including both streaming and downloadable music, copyright compliant online music storage with dashboard accessibility capabilities and extensive music merchandise, news and artist information. In addition to these consumer products and an extensive community for artists, Sonic Garden will also service the radio, recording, retail and Internet industries with a suite of income generating programs and products.

         Sonic Garden's Hot Olive Records is an artist-friendly traditional label for emerging and established artists, offering artists both a highly competitive royalty rate and equity in the label they help build.

         Because the Sonic Garden team worked in senior management at some of the leading players in the digital music space, they have the inherent knowledge of both the good and bad lessons learned while the space was in its infancy and development, with none of the legal or public relations baggage borne by the competitors. With more than 50 years combined experience in traditional and digital music, the Sonic Garden team bring the skills, passion, industry knowledge and relationships capable of pioneering the evolution to the new global paradigm of music distribution and artist representation.



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

         CONFLICTS OF INTEREST. Each of Mr. Traina and Mr. Van Wagoner, the Company's two directors, participate in other business ventures which could limit the amount of time they devote to the Company. Mr. Traina is affiliated with RichMark Capital Inc., a registered broker- dealer, as the Head of Corporate Development. Mr. Van Wagoner maintains his own private legal practice. Additional conflicts of interest and non-arms length transactions may also arise in the future.

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

         THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR BUSINESS COMBINATION. Except for the Sonic Gardens stock acquisition, the Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating other suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

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



ITEM 2.  PROPERTIES

         The Company maintained an office at 5215 N. O'Connor Boulevard, Suite 200, Irvine, Texas 75039.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the NASDAQ OTC Bulletin Board under the symbol BVHL. The transfer agent and registrar for the common stock is Transfer Online, Inc. The following table sets forth for the periods indicated the high and low sale prices for shares of the Company's common stock as reported on the OTC Bulletin Board for the year ended June 30, 2001 and the quarterly average price for the year ended June 30, 2000. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                Sales Price
Fiscal Year Ended 2000
         Fourth Quarter                         7/32
         Third Quarter                          5/16
         Second Quarter                         5.00
         First Quarter                          1 1/8

Fiscal Year Ended 2001                          High              Low
                                                ----              ---
         Fourth Quarter                         ____              ____
         Third Quarter                          ____              ____
         Second Quarter                         ____              ____
         First Quarter                          ____              ____

         The source of this information was ILX Services, Inc. As of September 30, 2001, there were approximately 450 holders of record for the Company's common stock.

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

TRANSFER AGENT

         The transfer agent and registrar for the Company is Transfer Online, Inc., located at 227 Pine Street, Suite 300, Portland, Oregon 97204.

RECENT SALES OF UNREGISTERED SECURITIES

         On March 31, 2001, the Board of Directors of the Company approved the terms of a proposal provided by International Fiduciary Trust & Holdings, S.A., pursuant to which the Company would enter into an overall financing plan requiring two consecutive but differing private placements and a reverse stock split. The plan calls for the Company to conduct a private placement of 20,000,000 shares of its common stock at $.01 per share, which was approximately 50% of the market value of the Company's publically traded shares as of the date of the resolution. Thereafter, the Company agreed to conduct a 4-to-1 reverse stock split. Upon completion of the reverse stock split and as of the date of this report, the Company has completed and accepted subscriptions for 20,000,000 shares of common stock (5,000,000 post-split) and received aggregate subscription proceeds in the amount of $200,000 in the first private placement, as more particularly described below:

                  a. The Company sold 20,000,000 shares (5,000,000 post-split) of common stock pursuant to this offering effective on September 30, 2001.

                  b. There were no principal underwriters. The shares were sold on a private basis to accredited investors only that had a preexisting business relationship with the Company, its financial consultants, legal advisors or accounts.

                  c. The securities were sold for cash. The Company completed the full $200,000 private placement. No underwriting discounts were experienced and no commissions or finder's fees were paid.

                  d. The securities were sold in reliance upon the exemptions from registration afforded under Regulation D and Rule 506 promulgated thereunder. Securities were offered only to accredited investors. Each investor completed a Subscriber Questionnaire and a Subscription Agreement certifying that they were accredited investors.

                  e. Proceeds of the offering were used to exercise a portion of the Option and for the Company's general operational purposes and as follows: accounting and audit fees, retirement of debt, new transfer agency fees, outstanding consulting fees and general working capital.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company
-----------------------

         Beverly Holdings, Inc. (the "Company") was incorporated as "Golden Queens Mining Company" on July 31, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In July, 1987, the Company changed its name to "Breakthrough Electronics, Inc.," terminated its activities in the mining business, and began efforts to develop and market electronic products, including a telephone device designed to screen telephone calls, acquired from its then President. This business was terminated several years ago. On November 22, 1999, the Company acquired Digital D.J., Inc., pursuant to a reverse triangular merger in a transaction in which approximately 12,466,992 shares of the Company's common stock were issued to the shareholders of Digital D.J., Inc. (the "Reorganization"). The Reorganization resulted in control of the Company transferring from the former shareholders to the former shareholders of Digital D.J., Inc. The terms and conditions of the Reorganization are set forth in the Company's Form 8- K filed with the Commission for the period beginning on November 22, 1999.

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

Subsequent Events and Changes

         On March 31, 2001, the Company's Board of Directors approved the terms of a financial proposal from an institutional investor for the sale of up to 1,000,000 shares of common stock to the investor at $1.00 per share after the Company conducted a $200,000 private placement offering (20,000,000 shares at $0.01 per share) and a subsequent 4-for-1 reverse stock split.

         On July 19, 2001, the Company entered into an option agreement with Sonic Garden, Inc. (the "Option"), to purchase up to 2,000,000 shares of common stock of Sonic Garden for $0.50 per share for a total purchase price of $1,000,000, which purchase represents approximately 22% of the outstanding equity securities of Sonic Garden as of the date of the Option. The Company intends to exercise the Option in multiple traunches over the next one hundred and twenty (120) days, however, the Company is not obligated to purchase any shares from Sonic Garden. The price per share for the common stock was determined as a result of what the Company believes was an arms length negotiation with Sonic Garden, based upon a discount to a mutually agreed fair market value of Sonic Garden of approximately $5,000,000. The Company has been informed that Sonic Garden obtained a license to all of the proprietary intellectual property rights of Solutions Media, Inc., a company that recently filed for bankruptcy protection, which spent in excess of $10,000,000 developing the assets.

         Sonic Garden's principal shareholder, sole director and sole executive officer is Paul Abramson. Information on Sonic Garden, which has been supplied by Mr. Abramson is set forth below. The transaction was negotiated on behalf of the Company by Mackenzie Shea, Inc. ("MSI"), a business advisory and consulting firm engaged by the Company. Certain affiliates of MSI are also owners, directly or through their ownership of MSI of shares of Sonic Garden and individually or through entities they control are beneficial owners of certain shares of common stock of the Company.

         The source of the funds being used by the Company as consideration to exercise the option to purchase Sonic Garden common stock is intended to be raised in equity financing, pursuant to that option agreement between the Company and International Fiduciary Trust & Holdings, S.A.

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

         The Company has no operations or revenues, or significant assets or liabilities since the date of the last Annual Report.

Fiscal Year Ended June 30, 2001

         After completing the distribution of the operating subsidiary (Digital DJ, Inc.), the Company shifted its business purpose to searching for acquisition targets. As of the date of this report, no revenues have been generated for the period ending Fiscal Year 2001.

         Revenues. The Company experienced no revenues in the year ended June 30, 2001. Revenues decreased by $465,000 from $465,000 for the fiscal year ended June 30, 2000 to $0 in the fiscal year ended June 30, 2001. The decrease is primarily due to the Company not having any income from operations and from the divestiture of its operating subsidiary.

         Cost of Sales. The cost of sales for the fiscal year ended June 30, 2001, decreased to $0 from $245 for the fiscal year ended June 30, 2000. The decrease is primarily due to the fact that the costs associated with contracts were not incurred during this period and the Company made no other sales during the period.

         Gross Profit. The Company experienced no gross profit for the period ended June 30, 2001. Gross profit as a percentage of revenues was not applicable for this period. The Company had a gross profit of $464,755 in the fiscal year ended June 30, 2000, compared to no gross profit for the same period ended June 30, 2001. The gross profit percentage increase is attributed primarily to the fact that no cost of sales were incurred during the current period.

         Operating Expenses. Operating expenses increased by $_______ or __% from $_________ in the fiscal year ended June 30, 2000 to $_________, in the fiscal year ended June 30, 2001. The decrease was attributable to a decrease in selling, general and administrative expenses and a cessation in research and development expenses. Research and development increased by $39,949 or 11% from $371,259 in the fiscal year ended June 30, 1999, to $411,808 in the fiscal year ended June 30, 2000. Selling, general and administrative expenses increased by $289,394 or 36% from $803,867 in the fiscal year ended June 30, 1999, to $1,093,261 in the fiscal year ended June 30, 2000. The increase was primarily attributable to costs associated with the Reorganization.

         Other Income (Expense). Other expense decreased by $______ from ($______) in the fiscal year ended June 30, 2000, to ($______) in the fiscal year ended June 30, 2001, due to the following. Interest expense decreased to $0 from $96,988 in the fiscal year ended June 30, 2000, primarily due to eradication of the Company's debt financing.

Liquidity and Capital Resources

         Cash and cash equivalents and net working capital (deficit) totaled $______ and ($_________), respectively, as of June 30, 2001. The primary source of cash has been net proceeds generated from loans and the $200,000 private placement described above.

         The Company anticipates that its primary use of working capital in future periods will be for acquisition of interests in various target companies as described above, retention of professionals to assist in locating and negotiating with such target company and general and administrative expenses.

         The Company believes that existing cash and cash equivalents and cash raised through private placements will be sufficient to meet the Company's presently anticipated working capital needs for the next 90 days. To the extent the Company uses its cash resources for its operations, the Company will be required to obtain additional funds, if available, through borrowings or equity financings, including the Option described above. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

Material Changes in Operations

         As discussed above, in the fiscal year ended June 30, 2001, the Company changed the focus of its business plan to shift from a licensor of the Company's technology to

Inflation

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                              FINANCIAL STATEMENTS



                                  June 30, 2001


                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS



                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)


                                TABLE OF CONTENTS
                                -----------------


                                                                                                        Page
                                                                                                        ----

Report of Independent Certified Public Accountants                                                       F-1

Financial Statements:

         Balance Sheet - June 30, 2001                                                                   F-2

         Statement of Operations for the period from August 30, 2000
         (date of reorganization) through June 30, 2001                                                  F-3

         Statement of Stockholders' Deficit for the period from
           August 30, 2000 (date of reorganization) through June 30, 2001                                F-4

         Statement of Cash Flows for the period from August 30, 2000
         (date of reorganization) through June 30, 2001                                                  F-5

Notes to Financial Statements                                                                            F-6


        HANSEN, BARNETT & MAXWELL
        A Professional Corporation
       CERTIFIED PUBLIC ACCOUNTANTS

                                                        (801) 532-2200
    Member of AICPA Division of Firms                 Fax (801) 532-7944
             Member of SECPS                     345 East Broadway, Suite 200
Member of Summit International Associates       Salt Lake City, Utah 84111-2693



         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
         --------------------------------------------------



To the Board of Directors and Stockholders
Beverly Holdings, Inc.

We have audited the accompanying balance sheet of Beverly Holdings, Inc. (a development stage enterprise) as of June 30, 2001 and the related statements of operations, stockholders' deficit and cash flows for the period from August 30, 2000 (date of reorganization) through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beverly Holdings, Inc. as of June 30, 2001 and the results of its operations and its cash flows for the period from August 30, 2000 (date of reorganization) through June 30, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating loss since reorganization, negative operating cash flow, and lack of operating history raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/ HANSEN, BARNETT & MAXWELL
                                            -----------------------------
                                                HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
October 3, 2001

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                  JUNE 30, 2001




                                     ASSETS
                                     ------

Current Assets - Cash                                                  $  3,102
                                                                       --------

Total Assets                                                           $  3,102
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


Current Liabilities - Accounts payable                                 $ 32,958
                                                                       --------

Stockholders' Deficit
      Common stock, $0.001 par value
           50,000,000 shares authorized
           3,140,473 shares issued and outstanding                        3,140
      Additional paid-in capital                                         35,365
      Deficit accumulated during the development stage                  (68,361)
                                                                       --------

           Total Stockholders' Deficit                                  (29,856)
                                                                       --------

Total Liabilities and Stockholders' Deficit                            $  3,102
                                                                       ========



   The accompanying notes are an integral part of these financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF OPERATIONS


                                                                Cumulative From
                                                                August 30, 2000
                                                                  (date of
                                                                reorganization)
                                                                   Through
                                                                 June 30, 2001
                                                                 ---------------
Sales                                                                 $    --

Cost of Sales                                                              --
                                                                      ---------

Gross Profit                                                               --

General and Administrative Expenses                                     (68,361)
                                                                      ---------

Net Loss                                                              $ (68,361)
                                                                      =========

Basic and Diluted Loss Per Share                                      $   (0.10)
                                                                      =========

Weighted Average Number of Shares Outstanding                           662,266
                                                                      =========





   The accompanying notes are an integral part of these financial statements.


                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                               Deficit
                                                                             Accumulated
                                              Common Stock       Additional   During the     Total
                                        ---------------------     Paid-In    Development  Stockholders'
                                           Shares     Amount      Capital       Stage       Deficit
                                         ---------   ---------   ---------    ---------    ---------

Balance - August 30, 2000
 (Date of Reorganization)                  140,473   $     140   $ (81,635)   $    --      $ (81,495)

Shares issued for cash,
   April  - June 2001,
   $0.04 per share                       3,000,000       3,000     117,000         --        120,000

Net loss for the period
   August 30, 2000 (date
   of reorganization) through
   June 30, 2001                              --          --          --        (68,361)     (68,361)
                                         ---------   ---------   ---------    ---------    ---------

Balance - June 30, 2001                  3,140,473   $   3,140   $  35,365    $ (68,361)   $ (29,856)
                                         =========   =========   =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS


                                                              Cumulative From
                                                              August 30, 2000
                                                                  (date of
                                                              reorganization)
                                                                  Through
                                                               June 30, 2001
                                                              --------------
Cash Flows From Operating Activities
     Net loss                                                   $ (68,361)
     Changes in current liabilities:
         Accounts payable                                         (48,537)
                                                                ---------

     Net Cash Used in Operating Activities                       (116,898)
                                                                ---------

Cash Flows From Financing Activities
     Proceeds from issuance of common stock                       120,000
                                                                ---------

         Net Cash Provided by Financing Activities                120,000
                                                                ---------

Net Increase in Cash                                                3,102

Cash at Beginning of Period                                          --
                                                                ---------

Cash at End of Period                                           $   3,102
                                                                =========


   The accompanying notes are an integral part of these financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 --SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization-- Beverly Holdings, Inc. (the "Company") was incorporated as "Golden Queens Mining Company" on July 31, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In June 1987, the Company changed its name to "Breakthrough Electronics, Inc.", terminated its activities in the mining business, and began efforts to develop and market electronic products. This business was terminated several years ago. On November 22, 1999, the Company acquired Digital DJ, Inc. (Digital DJ), pursuant to a reverse triangle merger and changed the Company's name to Digital DJ Holdings, Inc. This merger resulted in control of the Company transferring from the former shareholders to the former shareholders of Digital DJ. Digital DJ was incorporated in December 1991. Digital DJ's primary business activity was the development and marketing of a digital data system that provides a variety of information services to radio listeners using FM subcarrier technology.

On June 10, 2000, the Company acquired three additional subsidiaries, Domestic Transmission Technologies, Inc. (DTT), European Licensing Group, Inc. (ELG), and Latin America Subcarrier Service Group, Inc. (LASS).

On August 30, 2000, the Company's shareholders and its Board of Directors voted to distribute the majority of the outstanding shares of each of the Company's four subsidiaries, Digital DJ, DTT, ELG, and LASS. Ninety-five percent (95%) of the outstanding shares of each of the subsidiaries were distributed to the shareholders, ratably, based upon their ownership interest. The Company elected a new Board of Directors and changed its name to Beverly Holdings, Inc.

For financial reporting purposes, the Beverly Holdings, Inc. was considered the successor to the historical Digital DJ Holdings, Inc. and subsidiaries. The Company was considered a newly organized entity on August 30, 2000, the date negotiations relating to the reorganization was approved by the shareholders. On August 30, 2000, the Company had no assets and $81,495 in current liabilities. There were 140,473 common shares issued and outstanding on that date. The accompanying financial statements do not include any of the historical operations related to the operations of the Digital DJ Holdings, Inc. and subsidiaries prior to August 30, 2000.

Basis of Presentation -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from August 30, 2000 (date of reorganization) through June 30, 2001, the Company incurred net losses of $68,361 and had a negative operating cash flow of $116,898. These factors and the Company's lack of operating history, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. Management plans to raise additional capital through private placement offerings. The Company received $120,000 in proceeds through June 30, 2001 and an additional $80,000 during August of 2001 from a private placement offering. Additionally, the Company has entered into an agreement for the sale of up to 1,000,000 shares at $1.00 per share. The Company is currently considered a development stage enterprise whose purpose is to seek merger and acquisition candidates.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Fair Value of Financial Instruments -- The Company considers highly liquid investments with an original maturity of three months or less to be cash. The amounts reported as cash and accounts payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on estimated future cash flows.

Income Taxes -- The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Loss Per Share -- Basic loss per common share is computed by dividing net loss by the weighted- average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which includes contracts to issue common stock and stock options except during loss periods when those potentially issuable common shares would decrease the loss per share. There was a total of 1,100,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at June 30, 2001 because the effects would be anti-dilutive.

Stock-Based Compensation -- The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2- STOCKHOLDERS' EQUITY

On August 30, 2000 and August 10, 2001, the Company authorized a 1-for-25 reverse stock split and a 1-for-4 reverse stock split, respectively, of the Company's $0.001 par value common stock. All share and per share data have been retroactively restated to reflect these reverse stock splits.

On March 31, 2001, the Company's Board of Directors approved the terms of a financial proposal from an institutional investor for the sale of up to 1,000,000 shares of common stock to the investor at $1.00 per share after the Company conducted a $200,000 private placement offering (20,000,000 shares at $0.01 per share) and a subsequent 4-to-1 reverse stock split.

During April of 2001, the Company entered into a stock purchase agreement with various investors in connection with the private placement offering spoken of above. During April through June of 2001, $120,000 in proceeds was received. The remaining $80,000 was collected during August of 2001. After the $200,000 had been received, the 5,000,000 common shares were issued on August 30, 2001. For financial reporting purposes, the shares were considered issued upon the receipt of proceeds, therefore, 3,000,000 shares were considered issued at June 30, 2001. No underwriting discounts were experienced and no commissions or finder's fees were paid. The proceeds were used for the Company's general operational purposes.

NOTE 3 -- INVESTMENTS

After the reorganization on August 30, 2000, the Company retains five percent (5%) ownership interest in each of its former subsidiaries. The fair value of these investments was determined to be zero.

NOTE 4 -  INCOME TAXES

The components of the net deferred tax asset as of June 30, 2001 are as follows:

      Tax Net Operating Loss  Carryforward         $           23,243
      Valuation Allowance                                     (23,243)
                                                   ------------------

      Net Deferred Tax Asset                       $              --
                                                   ==================

During the period ended June 30, 2001, the Company did not owe or pay any income taxes. As of June 30, 2001 the Company had net operating loss carry forwards for federal income tax reporting purposes of $68,361, which will expire in 2021.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the year ended June 30, 2001:

      Income tax benefit at statutory rate (34%)         $           23,243
      Change in valuation allowance                                 (23,243)
                                                         ------------------

      Provision for Income Taxes                         $              --
                                                         ==================

NOTE 5 - CONSULTING AGREEMENT

On March 1, 2001, the Company entered into an agreement with Mackenzie Shea, Inc.(MSI), which is a minority shareholder of the Company, to engage and retain MSI as a Business Consultant for a period of two years unless otherwise terminated. The Company agreed to pay MSI a monthly advisory fee of $15,000 plus other normal and reasonable out-of-pocket expenses.

NOTE 6 - RELATED PARTY TRANSACTIONS

Shortly after its reorganization on August 30, 2000, various directors, shareholders, and consultants advanced a total of $25,070 to pay for prior obligations and to meet current operating expenses of the Company. The balance was due upon demand and did not accrue interest. The entire balance was repaid during the current period resulting in a balance of zero at June 30, 2001.

During March and April 2001, MSI advanced a total of $7,100 to the Company to meet current operating expenses. The balance was due on demand and did not accrue any interest. The Company repaid $7,000 during April of 2001, the remaining $100 is included in accounts payable at June 30, 2001.

NOTE 7 - STOCK OPTIONS

Employee Grants - On June 30, 2001, the Company issued options to purchase 100,000 shares of common stock to the president of the Company in consideration for his service as a director and as President, Secretary and Treasurer. These options are exercisable at $0.10 per share. 50,000 options vested on the date granted, the remaining 50,000 vest on a pro rata basis over 12-months. These options expire two years from the date of issuance. The exercise price of $0.10 per share was greater than the market value of the shares on the date of issuance. Accordingly, no compensation expense was recognized upon issuance of the options.

Non-Employee Grants - During April of 2001, the Company issued options to purchase up to 1,000,000 shares of common stock to a non-employee institutional investor, in connection with the financial proposal spoken of in Note 2. The exercise price was $1.00 per share. These options were valued in accordance with SFAS 123 (utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.97 percent, expected dividend yield of 0 percent, volatility of 100 percent, expected life of 8.5 months) at $0.00 per share. Because the options were valued at zero, no expense was recognized upon issuance of the options.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


Outstanding Stock Options - A summary of stock option activity for the period ending June 30, 2001 is as follows:

                                                                                                        Weighted
                                                                                       Exercise          Average
                                                                      Options       Price Range   Exercise Price
                                                                      -------       -----------   --------------
         Balance, August 30, 2000 (Date of Reorganization)                --       $       --      $         --
         Granted                                                    1,100,000       0.10 - 1.00    $        0.92
                                                                 ------------
         Balance, June 30, 2001                                     1,100,000       0.10 - 1.00             0.92
                                                                 ============
         Exercisable, June 30, 2001                                 1,050,000       0.10 - 1.00             0.96
                                                                 ============
         Weighted-average fair value of
           options granted during year
           ended June 30, 2001                                   $       0.00
                                                                 ============

A summary of stock options outstanding and exercisable as of June 30, 2001 follows:


                                                                 Options Outstanding             Options Exercisable
                                                                 -------------------             -------------------
                                               Weighted-Average     Weighted-
              Range of             Number             Remaining       Average            Number        Weighted-
              Exercise        Outstanding           Contractual      Exercise       Exercisable         Exercise
                Prices         at 6/30/01                  Life         Price        at 6/30/01            Price
                ------         ----------                  ----         -----        ----------            -----

         $ 0.10 - 1.00          1,100,000                  0.64     $    0.92         1,050,000         $   0.96

There was no stock-based compensation charged to operations for the year ended June 30, 2001 from options granted to employees and directors due to the exercise price being greater than the market value of the shares on the date of issuance. Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock Based Compensation, net loss and loss per share would have increased to the pro forma amounts indicated below for the year ended June 30, 2001. The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

         Net loss:
              As reported                                   $       68,361
              Pro forma                                             68,865

         Basic and diluted loss per share:
              As reported                                            (0.10)
              Pro forma                                              (0.10)

         Weighted average assumptions:
              Fair value of common stock                    $         0.04
              Risk free interest rate                                 4.25%
              Volatility                                               100%
              Dividend yield                                             0%
              Expected life of options in years                          2

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - SUBSEQUENT EVENTS

The Company received $80,000 in cash during August of 2001 pursuant to the private placement offering with a group of investors. No underwriting discounts were experienced and no commissions or finder's fees were paid. The proceeds will be used for the Company's general operational purposes.

On July 19, 2001, the Company entered into an agreement with Sonic Garden,  Inc.
(SGI), a California corporation in the business of online music and traditional recordings, that gives the Company the right to purchase up to 2,000,000 shares of SGI at $0.50 per share. During August and September of 2001 the Company purchased 150,000 common shares of SGI, making them minority shareholders, for $75,000. Management's intent is to purchase additional common shares of SGI if it appears to be a profitable investment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company is not aware of any disagreements with its accountants.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following persons are directors and executive officers of the Company and all persons nominated or chosen to become such as of June 30, 2000.

          Name                       Age        Position with the Company

         Vincent R. Traina (1)       41         Director, President, Secretary,
                                                Treasurer

         Mark Van Wagoner (2)        54         Director

-------------------------
(1)      Incoming director.  Was elected as a director on June 29, 2001.

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

Current Directors

         Immediately prior to the Company's fiscal year end , Tsutomu Takahisa resigned as an officer and director of the Company due to his extended absence from the United States and inability to act in these capacities on a day-to-day basis. Immediately prior to his resignation, Mr. Takahisa and Mr. Van Wagoner replaced Mr. Takahisa with Mr. Traina and elected him, subject to shareholder approval, to the position of President, Secretary, Treasurer and Director.

VINCENT R. TRAINA
-----------------

         Mr. Traina is currently the Head of Corporate Development for RichMark Capital Inc., a registered broker-dealer located in Dallas, Texas. Prior to joining RichMark, he was a Senior Financial Consultant for 6 years at Josephthal & Co. Inc., managing clients' investment portfolios, and for 4 years worked as a Vice President of Sales at Chelsea Street Securities. Overall, Mr. Traina has more than 14 years experience in the retail brokerage business, including stocks, bonds, mutual funds, IRAs, 401Ks and private placements. He holds both a Series 7 and Series 63 license. Mr. Traina filed a petition for bankruptcy within the past five years.

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

Board of Directors
------------------

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

Section 16(a) - Beneficial Ownership
------------------------------------

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during its most recent fiscal year, each of the following persons was an officer, director or beneficial owner of more than 10% of the Company's common stock who failed to file on a timely basis as disclosed in the Forms 3, 4 and/or 5, reports required by Section 16(a) during the most recent fiscal year.

         Name                      Position
         ----                      --------
         Vincent R. Traina         Director, CEO, CFO, Secretary, 0% shareholder

         Mark O. Van Wagoner       Director


ITEM 10. EXECUTIVE COMPENSATION

         Employee Grants - On June 30, 2001, the Company issued options to purchase 100,000 shares of common stock to the president of the Company in consideration for his service as a director and as President, Secretary and Treasurer. These options are exercisable at $0.10 per share. 50,000 options vested on the date granted, the remaining 50,000 vest on a pro rata basis over 12 months. These options expire two years from the date of issuance. The exercise price of $0.10 per share was greater than the market value of the shares on the date of issuance. Accordingly, no compensation expense was recognized upon issuance of the options. The following table shows the compensation paid or accrued by the Company for the fiscal year ended June 30, 2001, to or for the account of the Chief Executive Officer. No other executive officer of the Company received an annual salary and bonus in excess of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

Summary Compensation Table

                                    Annual Compensation                         Long-Term Compensation
                                                                                        Restricted
                                                                       Other Annual     StockOptions/
Name & Principal                     Salary          Bonus             Compensation     Award             SARS
----------------                     ------          -----             ------------     -----             ----
Position                   Year        ($)             ($)                 ($)              ($)           ($)


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

     a                             b                                c                              d
                                                                                          Number of Unexe
                             Shares Acquired                                              Options at FY-E
Name                         Exercise                         Value Realize($)(1)         Exercisable/Une
----                         --------                         -------------------         ---------------
Tsutomu Takahisa               -0-                                  -0-                           -0-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following Table sets forth certain information with respect to the beneficial ownership known to the Company of shares of the Company Common Stock owned as of June 30, 2001 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Company Common Stock, (ii) each director of the Company, (iii) the Officers of the Company, and (iv) directors and executive officers of the Company as a group:

Name and Address of                                                   Percent of
5% Shareholders, and Name of                  Number of Shares          Class(1)
Officers, Directors and Nominees                  Owned(1)

All Current Officers and Directors
 as a Group (3 persons) (1)(2)(3)

Vincent R. Traina                                      0
5215 N. O'Connor Boulevard
Suite 200
Irving, Texas 75039

Mark Van Wagoner, Director                                               0
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 1, 2001, the Company entered into an agreement with MSI, which is a minority shareholder of the Company, to engage and retain MSI as a Business Consultant for a period of two years unless otherwise terminated. The Company agreed to pay MSI a monthly advisory fee of $15,000 plus other normal and reasonable out-of-pocket expenses.

         Shortly after its reorganization on August 30, 2000, various directors, shareholders, and consultants advanced a total of $25,070 to pay for prior obligations and to meet current operating expenses of the Company. The balance was due upon demand and did not accrue interest. The entire balance was repaid during the current period resulting in a balance of zero at June 30, 2001.

         During March and April 2001, MSI advanced a total of $7,100 to the Company to meet current operating expenses. The balance was due on demand and did not accrue any interest. The Company repaid $7,000 during April of 2001, the remaining $100 is included in accounts payable on June 30, 2001.

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

Conflicts of Interest

         Insofar as Mr. Traina and Mr. Van Wagoner are engaged in other business activities, they may devote only a portion of their time to the Company's affairs.

         Mr. Traina is the Head of Corporate Development for a Texas based broker-dealer. Mr. Van Wagoner is a practicing lawyer. As such, demands may be placed on the time of Mr. Traina and Mr. Van Wagoner which will detract from the amount of time they are able to devote to the Company. Mr. Traina and Mr. Van Wagoner intend to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Traina and Mr. Van Wagoner would not attend to other matters prior to those of the Company. Mr. Traina and Mr. Van Wagoner estimate that the business plan of the Company can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

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

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
            8-K

            (a)        The following documents are filed as part of this report:

                       (1)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                             Financial  Statements  are  filed  as  part of this
Report are set forth in Item 7 and are presented at page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

            (a)(3)     EXHIBITS.

           ( b)        Reports on Form 8-K

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

    17.4                Resignation of Tsutomu Takahisa dated _________, 2001

    22.1 Notice of Shareholders Meeting, incorporated herein by reference from the exhibit to the Company's Report on Form 8-K dated August 1, 2000

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 15, 2001                      BEVERLY HOLDINGS, INC.


                                      By: /s/Vincent Traina
                                             Vincent Traina
                                             President, Secretary and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




         SIGNATURE                                   TITLE
         ---------                                   -----

/s/ Vincent R Traina                   President and Chief Executive Officer,
___________________________            Secretary, Treasurer (Principal Executive
Vincent R. Traina                      Officer) and Director

/s/ Mark Van Wagoner                   Director
---------------------------
Mark Van Wagoner