Form 10QSB
period 2001-09-30
BEVERLY HOLDINGS INC
filed 2001-11-13
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            FORM 10-QSB SEC File No:
                                   33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________


                             BEVERLY HOLDINGS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


   Nevada                          33-14982-LA                   77-0530472
   ------                          -----------                   ----------
(State or other                    (Commission                  (IRS Employer
jurisdiction of                    File Number)              Identification No.)
incorporation)


             5215 N. O'Connor Blvd., Suite 200, Irving, Texas 75039
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Company's telephone number, including area code:      (972) 443-9800
                                                --------------------


          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

     Approximately 5,240,473 Shares as of the date of this report.


Transitional Small Business Disclosure Format (check one):      [ ] Yes   [X] No

                             BEVERLY HOLDINGS, INC.

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents

                                                                                      Page
PART 1 - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
     Condensed Balance Sheets (Unaudited) - September 30 and
     June 30, 2001                                                                        1

     Condensed  Statements of Operations  (Unaudited) for the Three Months Ended
     September  30,  2001 and for the  Periods  from  August  30,  2000 (Date of
     Reorganization) through September 30, 2000
     and 2001                                                                             2

     Condensed  Statements of Cash Flows  (Unaudited) for the Three Months Ended
     September  30,  2001 and for the  Periods  from  August  30,  2000 (Date of
     Reorganization) through September 30, 2000
     and 2001                                                                             3

     Notes to Condensed Financial Statements (Unaudited)                                  4

Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                          6


PART II - OTHER INFORMATION                                                               9
ITEM 1 - LEGAL PROCEEDINGS
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                        9
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                  9
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                                          9
ITEM 5 - OTHER INFORMATION                                                                9
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                 9
SIGNATURE                                                                                10

Item 1. Condensed Financial Statements

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                                                 September 30,   June 30,
                                                                                      2001         2001
                                                                                   ---------    ---------
Current Assets - Cash                                                              $   8,964    $   3,102
                                                                                   ---------    ---------

Investment in Non-Marketable Securities                                               25,000         --
                                                                                   ---------    ---------

Total Assets                                                                       $  33,964    $   3,102
                                                                                   ---------    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities - Accounts payable                                             $  35,736    $  32,958

Stockholders' Deficit
      Common stock, $0.001 par value; 50,000,000 shares authorized;
        5,140,473 and 3,140,473 shares and outstanding, respectively                   5,140        3,140
      Additional paid-in capital                                                     113,365       35,365
      Deficit accumulated during the development stage                              (120,277)     (68,361)
                                                                                   ---------    ---------

           Total Stockholders' Deficit                                                (1,772)     (29,856)
                                                                                   ---------    ---------

Total Liabilities and Stockholders' Deficit                                        $  33,694    $   3,102
                                                                                   =========    =========


                  See accompanying notes to unaudited condensed
                             financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Cumulative From
                                              For the Three             August 30, 2000
                                               Months Ended                 Through
                                               September 30,              September 30,
                                                    2001              2000            2001
                                                -----------    ----------------   -----------
Sales                                           $      --      $           --     $      --

Cost of Sales                                          --                  --            --
                                                -----------    ----------------   -----------

Gross Profit                                           --                  --            --

General and Administrative Expenses                 (51,916)               --        (120,277)
                                                -----------    ----------------   -----------

Net Loss                                        $   (51,916)   $           --     $  (120,277)
                                                ===========    ================   ===========

Basic and Diluted Loss Per Share                $     (0.01)   $           0.00
                                                ===========    ================

Weighted Average Number of Shares Outstanding     4,264,114             140,473
                                                ===========    ================


                  See accompanying notes to unaudited condensed
                             financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Cumulative From
                                                                    August 30, 2000
                                                 For the Three   (Date of Reorganization)
                                                  Months Ended            Through
                                                  September 30,        September 30,
                                                      2001          2000          2001
                                                   ---------    ------------   ---------
Cash Flows From Operating Activities
    Net loss                                       $ (51,916)   $       --     $(120,277)
    Changes in current liabilities;
       Accounts payable                                2,778            --       (45,759)
                                                   ---------    ------------   ---------

       Net Cash Used in Operating Activities         (49,138)           --      (166,036)
                                                   ---------    ------------   ---------

Cash Flows From Investing Activities
    Investment in non-marketable securities          (25,000)           --       (25,000)
                                                   ---------    ------------   ---------

       Net Cash Used in Investing Activities         (25,000)           --       (25,000)
                                                   ---------    ------------   ---------

Cash Flows From Financing Activities
    Proceeds from issuance of common stock            80,000            --       200,000
                                                   ---------    ------------   ---------

       Net Cash Provided by Financing Activities      80,000            --       200,000
                                                   ---------    ------------   ---------

Net Increase in Cash                                   5,862            --         8,964

Cash at Beginning of Period                            3,102            --          --
                                                   ---------    ------------   ---------

Cash at End of Period                              $   8,964    $       --     $   8,964
                                                   =========    ============   =========


                  See accompanying notes to unaudited condensed
                             financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements--The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10- KSB dated June 30, 2001. The results of operations for the three month period ended September 30, 2001 is not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2001, the Company incurred a net loss of $51,916. As of September 30, 2001, the Company has had no revenues and the accumulated deficit from reorganization totaled $120,277. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company received $80,000 in proceeds during the three months ended September 30, 2001 from a private placement offering. Additionally, the Company has entered into an agreement for the sale of up to 1,000,000 shares at $1.00 per share. The Company is currently considered a development stage enterprise whose purpose is to seek merger and acquisition candidates.

NOTE 2 - INVESTMENT IN NON-MARKETABLE SECURITIES

During July of 2001, the Company entered into an agreement with Sonic Garden, Inc. (SGI), a privately held California corporation in the business of online music and traditional recordings, that gives the Company the right to purchase up to 2,000,000 shares of SGI at $0.50 per share. The price per share was determined as a result of an arms length negotiation between SGI and the Company. Other than the option agreement, there are no shares being actively traded. Were the entire 2,000,000 options to be exercised, the Company would own approximately 22% of the outstanding equity securities of SGI. The Company hopes to exercise the Option in multiple traunches over a 12 month period, however, the Company is not obligated to purchase any shares from SGI. The Company considers this to be a long-term investment.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During August of 2001 the Company purchased 50,000 common shares of SGI for $25,000. Subsequent to September 30, 2001, during October, the Company purchased an additional 200,000 shares for $100,000. Because the present ownership of SGI by the Company is only a minority ownership (less than 3%), the investment has been reported at its market value as an investment in non-marketable securities. Because SGI is a privately held corporation and because there are no comparable shares being traded, the fair market value of the shares was determined to be the option price of $0.50 per share.

NOTE 3 - STOCKHOLDERS' EQUITY

On August 10, 2001, the Company authorized a 1-for-4 reverse stock split of the Company's $0.001 par value common stock. All share and per share data have been retroactively restated to reflect this reverse stock split.

On March 31, 2001, the Company's Board of Directors approved the terms of a financial proposal from an institutional investor for the sale of up to 1,000,000 shares of common stock to the investor at $1.00 per share after the Company conducted a $200,000 private placement offering (20,000,000 shares at $0.01 per share) and a subsequent 4-to-1 reverse stock split. During April of 2001, the Company entered into a stock purchase agreement with various investors in connection with the private placement offering spoken of above. As of June 30, 2001, $120,000 in proceeds had been received. During August of 2001, the remaining $80,000 was collected. After the $200,000 had been received, the 5,000,000 common shares were issued on August 30, 2001. For financial reporting purposes, the shares were considered issued upon the receipt of proceeds, therefore, 2,000,000 shares were considered to have been issued during August of 2001. No underwriting discounts were experienced and no commissions or finder's fees were paid. The proceeds were used for the Company's general operational purposes and to invest in common shares of SGI.

NOTE 4 - SUBSEQUENT EVENTS

During October of 2001, the Company sold 150,000 shares of common stock for $150,000 in proceeds pursuant to the exercise of 150,000 options by an institutional investor. The options were issued in connection with the financial proposal for the sale of up to 1,000,000 shares of common stock at $1.00 per share. The proceeds will be used for the Company's general operational purposes and for further investment in SGI.

During October of 2001, the Company purchased 200,000 shares of Sonic Garden, Inc. for $100,000.

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

         Digital DJ Inc. was incorporated in December 1991. Its primary business activity was the development and marketing of a digital data system that provides a variety of information services to radio listeners using FM subcarrier technology. The Company licensed the use of its technology to its subsidiaries for the territories of Europe, North America and Latin America.

         On August 30, 2000, the Company's shareholders and its Board of Directors voted to distribute the majority of the outstanding shares of each of the Company's subsidiaries, Digital D.J., Inc., a California corporation ("DDJ California"), the primary operating company Latin American Subcarrier Services, a California corporation ("LASS"), the Latin American licensee, European Licensing Group, a California corporation ("ELG") and Domestic Transmission Technologies, a California corporation ("DTT"), the North American licensee, to the Company's shareholders. Ninety-five percent (95%) of the outstanding shares of each of the subsidiaries were distributed to the shareholders, ratably, based upon their ownership interest. Approximately 13,316,649 shares of DDJ California and approximately 532,666 shares of each of DTT, LASS and ELG were distributed to the Company's shareholders. The Company retained approximately 700,877 shares of DDJ California and approximately 28,035 shares of each of ELG, LASS and DTT. The shareholders and the Board of Directors also voted to amend the Company's Articles of Incorporation to change the Company's name to Digital D.J. Holdings, Inc., and to conduct a twenty-five for one reverse stock split of the Company's common stock. After distributing out approximately ninety-five percent (95%) of the ownership of the core businesses of the Company to its shareholders, the Company elected to seek other acquisition candidates and to sell up to 1,000,000 shares of its common stock for up to $.10 per share, to be paid in goods, services or cash. The Company was unable to sell shares at $.10 per share since the Company's stock was priced at $0.02 per share and had virtually no volume at that price level. Effective March 6, 2001, the Company changed its name to Beverly Holdings, Inc.

Recent Capital Offering

         On March 31, 2001, the Company's Board of Directors approved the terms of a financial proposal from an institutional investor for the sale of up to 1,000,000 shares of common stock to the investor at $1.00 per share after the Company conducted a $200,000 private placement offering (20,000,000 shares at $0.01 per share) (the "$200,000 Offering") and a subsequent 4-for-1 reverse stock split. The Company has completed a private placement of 20,000,000 shares at $0.01 per share as of August 30, 2001 and has authorized and approved reducing the number of shares outstanding as set forth in this report to 5,240,473.

Acquisition of Interest in Sonic Garden

         On July 19, 2001, the Company entered into an option agreement with Sonic Garden, Inc. (the "Option"), to purchase up to 2,000,000 shares of common stock of Sonic Garden for $0.50 per share for a total purchase price of
$1,000,000,  which  purchase  represents  approximately  22% of the  outstanding equity securities of Sonic Garden as of the date of the Option. The Company hopes to exercise the Option in multiple traunches over the next 12 months, however, the Company is not obligated to purchase any shares from Sonic Garden. The price per share for the common stock was determined as a result of an arms length negotiation between the Company and Sonic Garden. The Company has been informed that Sonic Garden obtained a title to certain proprietary intellectual property rights and technology from Phoenix Group International, LLC ("Phoenix"). The Company is further informed that Phoenix obtained the digital music and web-based intellectual property and technology from a third party that spent in excess of $10,000,000 in developing the assets now owned by Sonic Garden.

Results of Operations

         Until August 30, 2000, the Company was primarily engaged in research and development activities. On August 30, 2000, the Company elected to divest its operating subsidiary and search for an acquisition candidate. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing or restructuring of its liabilities will be required in order for the Company to complete its development stage activities. Management hopes that it will be able to obtain such financing from new investors, and restructure its liabilities.

         The Company had no operations or revenues, or significant assets or liabilities since it divested its operating subsidiaries prior to August 2000. The Company had minimal activities at the operating subsidiary level from the period between July 1, 2000 and August 30, 2000. Thereafter, the Company's activities related only to the actions necessary to complete the divestiture of the operating subsidiaries. The Company has begun on a limited basis to initiate its plan to acquire interests in operating business through the option to acquire shares of Sonic Garden, but the Company has only purchased 250,000 shares of Sonic Garden and has not purchased interests in any other companies as of the date of this report.

Three Months Ended September 30, 2001

         Revenue. The Company had no revenues during the quarter ended September 30, 2001. The lack of revenue is the result of the lack of new sales in the quarter ended September 30, 2001 and the previous divestiture of its operating subsidiaries.

         Cost of Sales. The Company incurred no cost of sales for the quarter ended September 30, 2001. This decrease is primarily due to the fact that the Company did not sell any new products during the quarter ended September 30, 2001.

         Gross Profit. The Company experienced no gross profit for the three months ended September 30, 2001.

         Operating Expenses. The Company had minimal operating expenses for the three months ended September 30, 2001 of $51,916, primarily from consulting and other professional services.

         The preceding results are not compared with the same periods for the preceding year due to the change in the Company's business.


Liquidity and Capital Resources

         Cash and cash equivalents and net working (deficit) totaled $8,964 and ($26,772), respectively, as of September 30, 2001. The Company has relied upon sales of common stock to fund its operations during the periods discussed. The Company received $0 in debt financing for the three months ended September 30, 2001.

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

Material Changes in Operations

         The Company has had no material change in operation during the quarter ended September 30, 2001.

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


November 14, 2001                       BEVERLY HOLDINGS, INC.



                                        By: /s/ Vincent Traina
                                            ------------------
                                                Vincent Traina
                                                President