Form 10QSB
period 2001-12-31
BEVERLY HOLDINGS INC
filed 2002-02-19
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------
                            SEC File No: 33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________


                             BEVERLY HOLDINGS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                      33-14982-LA          77-0530472
        ------------------            -----------------     -----------------
        (State or other                 (Commission            (IRS Employ
        jurisdiction of                  File Number)         Identification
         incorporation)                                            No.)



          5215 North O'Connor Boulevard, Suite 200, Irving, Texas 75039
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Company's telephone number, including area code:      (972) 443-9800
                                                --------------------------------



          (Former name or former address, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [ X ]  Yes      [   ]  No

State the number of shares outstanding of each of the issuers classes of common equity as of the latest practicable date.


Approximately 5,490,473 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):  [   ] Yes   [ X ] No


                             BEVERLY HOLDINGS, INC.

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents

                                                                                                  Page
                                                                                                  ----
         Condensed Balance Sheets (Unaudited) - December 31 and
         June 30, 2001                                                                              1

         Condensed  Statements  of Operations  (Unaudited)  for the Three Months
         Ended December 31, 2001 and 2000, for the Six Months Ended December 31,
         2001, and for the Periods from August 30, 2000 (Date of Reorganization)
         through December 31, 2000
         and 2001                                                                                   2

         Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended
         December  31,  2001 and for the  Periods  from August 30, 2000 (Date of
         Reorganization) through December 31,
         2000 and 2001                                                                              3

         Notes to Condensed Financial Statements (Unaudited)                                        4

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                6


PART II - OTHER INFORMATION                                                                        10
ITEM 1 - LEGAL PROCEEDINGS
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 10
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                           10
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                                                   10
ITEM 5 - OTHER INFORMATION                                                                         10
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                          10
SIGNATURE                                                                                          11

Item 1. Condensed Financial Statements

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                       ASSETS
                                       ------

                                                                December 31,      June 30,
                                                                   2001             2001
                                                               ------------    ------------
Current Assets
  Cash                                                         $     73,931    $      3,102
  Prepaid expenses                                                    1,000            --
                                                               ------------    ------------

   Total Current Assets                                              74,931           3,102

Investment in Non-Marketable Securities                             250,000            --
                                                               ------------    ------------

Total Assets                                                   $    324,931    $      3,102
                                                               ============    ============


                        LIABILITIES AND STOCKHOLDER'S EQUITY
                        ------------------------------------


Current Liabilities - Accounts payable                               32,223          32,958

Stockholders' Equity
  Common  stock,  $0.001 par value;                              50,000,000          shares
    authorized  5,490,473 and 3,140,473 shares issued
    and outstanding, respectively                                     5,490           3,140
  Additional paid-in capital                                        463,015          35,365
  Deficit accumulated during the development stage                 (175,797)        (68,361)
                                                               ------------    ------------

       Total Stockholders' Equity                                   292,708         (29,856)
                                                               ------------    ------------

Total Liabilities and Stockholders' Equity                     $    324,931    $      3,102
                                                               ============    ============

       See accompanying notes to unaudited condensed financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                For the Period From
                                                       For the         For the Period from       For the       August 30, 2000 (Date
                                                      Six Months         August 30, 2000       Three Months     of Reorganization
                           For the Three Months         Ended         (Date of Reorganiztion)     Ended              Through
                             Ended December 31,       December 31,      Through December 31,   September 30,      September 30,
                            2001           2000          2001            2000          2001        2001                2001
                        -----------    -----------    -----------    -----------    ----------   ---------         -----------
Sales                   $      --      $      --      $      --      $      --      $     --     $    --           $      --

Cost of Sales                  --             --             --             --            --          --                  --
                        -----------    -----------    -----------    -----------    ----------   ---------         -----------

Gross Profit                   --             --             --             --            --          --                  --

General and
 Administrative
 Expenses                    55,520            155        107,436            155       175,797      51,916             120,277
                        -----------    -----------    -----------    -----------    ----------   ---------         -----------

Net Loss                $   (55,520)   $      (155)   $  (107,436)   $      (155)   $ (175,797)  $ (51,916)        $  (120,277)
                        ===========    ===========    ===========    ===========    ==========   =========         ===========

Basic and Diluted Loss
  Per Share             $     (0.01)   $     (0.00)   $     (0.02)   $     (0.00)
                        ===========    ===========    ===========    ===========

Weighted Average Number
 of Shares Outstanding    5,338,843        140,473      4,801,478        140,473
                        ===========    ===========    ===========    ===========

       See accompanying notes to unaudited condensed financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             For the Period From
                                                      For the                 For the Period from           August 30, 2000 (Date
                                                    Six Months                  August 30, 2000              of Reorganization
                                                       Ended                (Date of Reorganiztion)                Through
                                                    December 31,               Through December 31,                June 30,
                                                        2001                 2000                   2001             2001
                                                     ---------             ---------             ---------         ---------
Cash Flows From Operating Activities
  Net loss                                           $(107,436)            $    (155)            $(175,797)        $ (68,361)
Changes in current assets and liabilities:
  Prepaid expenses                                      (1,000)                 --                  (1,000)             --
  Accounts payable                                        (735)                  155               (49,272)          (48,537)
                                                     ---------             ---------             ---------         ---------

    Net Cash Used in Operating Activities             (109,171)                 --                (226,069)         (116,898)
                                                     ---------             ---------             ---------         ---------

Cash Flows From Investing Activities
  Investment in non-marketable securities             (250,000)                 --                (250,000)             --
                                                     ---------             ---------             ---------         ---------

    Net Cash Used in Investing Activities             (250,000)                 --                (250,000)             --
                                                     ---------             ---------             ---------         ---------

Cash Flows From Financing Activities
  Proceeds from issuance of common stock               430,000                  --                 550,000           120,000
                                                     ---------             ---------             ---------         ---------

    Net Cash Provided by Financing Activities          430,000                  --                 550,000           120,000
                                                     ---------             ---------             ---------         ---------

Net Increase In Cash                                    70,829                  --                  73,931             3,102

Cash at Beginning of Period                              3,102                  --                    --                --
                                                     ---------             ---------             ---------         ---------

Cash at End of Period                                $  73,931             $    --               $  73,931         $   3,102
                                                     =========             =========             =========         =========

      See accompanying notes to unaudited condensed financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 --SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements--The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated June 30, 2001. The results of operations for the period ended December 31, 2001 is not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended December 31, 2001, the Company incurred a net loss of $107,436. As of December 31, 2001, the Company has had no revenues and the accumulated deficit from reorganization totaled $175,797. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company received $430,000 in proceeds during the six months ended December 31, 2001 from a private placement offering and an agreement for the sale of up to 1,000,000 shares at $1.00 per share. The Company is currently considered a development stage enterprise whose purpose is to seek merger and acquisition candidates.

NOTE 2- INVESTMENT IN NON-MARKETABLE SECURITIES

During July of 2001, the Company entered into an agreement with Sonic Garden, Inc. (SGI), a privately held California corporation in the business of online music and traditional recordings, that gives the Company the right to purchase up to 2,000,000 shares of SGI at $0.50 per share. The price per share was determined as a result of an arms length negotiation between SGI and the Company. Other than the option agreement, there are no shares being actively traded. Were the entire 2,000,000 options to be exercised, the Company would own approximately 22% of the outstanding equity securities of SGI. The Company originally planned to exercise the Option in multiple traunches over a 12 month period, however, the Company is not obligated to purchase any shares from SGI. The Company considered this to be a long-term investment.

During the six months ended December 31, 2001 the Company purchased 500,000 common shares of SGI for $250,000. Subsequent to December 31, 2001, during January 2002, the Company purchased an additional 70,000 shares for $35,000. Because the present ownership of SGI by the Company is only a minority ownership (less than 6%), the investment has been reported at its market value as an investment in non-marketable securities. Because SGI is a privately held corporation and because there are no comparable shares being traded, the fair market value of the shares was determined to be the option price of $0.50 per share.

                            BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3- STOCKHOLDERS' EQUITY

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

During the three months ended December 31, 2001, the Company sold 350,000 shares of common stock for $350,000 in proceeds pursuant to the exercise of 350,000 options by an institutional investor. The options were issued in connection with the financial proposal for the sale of up to 1,000,000 shares of common stock at $1.00 per share. The proceeds were used for the Company's general operational purposes and for further investment in SGI.

NOTE 4 - SUBSEQUENT EVENTS

During January of 2002, the Company purchased 70,000 shares of Sonic Garden, Inc. for $35,000.

On January 24, 2002, the Company purchased 100,000 common shares of Corporate Playbook Holdings, Inc., (Corporate Playbook) a privately held corporation in the online human resources industry, for $25,000, or $0.25 per share. The purchase price was determined as the result of an arms length negotiation between the Company and Corporate Playbook. Because Corporate Playbook is a privately held corporation, the purchase was recorded as an investment in non-marketable securities at the purchase price of $0.25 per share.

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

Acquisition of Interest in Sonic Garden

         On July 19, 2001, the Company entered into an option agreement with Sonic Garden, Inc. (the "Option"), to purchase up to 2,000,000 shares of common stock of Sonic Garden for $0.50 per share for a total purchase price of
$1,000,000,  which  purchase  represents  approximately  22% of the  outstanding equity securities of Sonic Garden as of the date of the Option. The Company hopes to exercise the Option in multiple traunches over the next 12 months, however, the Company is not obligated to purchase any shares from Sonic Garden. The price per share for the common stock was determined as a result of an arms length negotiation between the Company and Sonic Garden. The Company has been informed that Sonic Garden obtained title to certain proprietary intellectual property rights and technology from The Phoenix Group International, LLC ("Phoenix"). The Company is further informed that Phoenix obtained the digital music and web-based intellectual property and technology from a third party that spent in excess of $10,000,000 in developing the assets now owned by Sonic Garden. The Company was unable to raise sufficient funds to purchase 2,000,000 shares of Sonic Garden and ultimately only exercised options to purchase $250,000 worth of stock, or 500,000 shares.


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

Three Months Ended December 31, 2001

         Revenue. The Company had no revenues during the quarter ended September 30, 2001. The lack of revenue is the result of the lack of new sales in the quarter ended September 30, 2001 and the previous divestiture of its operating subsidiaries.

         Cost of Sales. The Company incurred no cost of sales for the quarter ended September 30, 2001. This decrease is primarily due to the fact that the Company did not sell any new products during the quarter ended December 31, 2001.

         Gross Profit. The Company experienced no gross profit for the three months ended December 31, 2001.

         Operating Expenses. The Company had minimal operating expenses for the three months ended December 31, 2001 of $51,916, primarily from consulting and other professional services.

         The preceding results are not compared with the same periods for the preceding year due to the change in the Company's business.

Liquidity and Capital Resources

         Cash and cash equivalents and net working (deficit) totaled $8,964 and ($26,772), respectively, as of December 31, 2001. The Company has relied upon sales of common stock to fund its operations during the periods discussed. The Company received $0 in debt financing for the three months ended December 31, 2001.

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

Material Changes in Operations

         The Company has had no material change in operation during the quarter ended December 31, 2001.

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

         None.

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


         ITEM 5 - OTHER INFORMATION

Correction of Erroneous Information

         The Company's quarterly report for the period ended September 30, 2001, incorrectly listed Cliff Wildes as a director of the Company. Mr. Wildes resigned as a direct of the Company on October, 15, 2000 and has had no part in any of the Company's activities in any capacity since the date of his resignation.

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


February 19, 2002               BEVERLY HOLDINGS, INC.



                                By: /s/  Vincent Traina, President
                                    --------------------------------
                                         Vincent Traina, President