Form 10QSB/A
period 2001-12-31
BEVERLY HOLDINGS INC
filed 2002-02-26
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                   -------------
                            SEC File No: 33-14982-LA

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


                             BEVERLY HOLDINGS, INC.

              Form 10-QSB/A for the Quarter ended September 30, 2001

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

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       For the         For the Period from
                                                      Six Months         August 30, 2000
                           For the Three Months         Ended         (Date of Reorganiztion)
                             Ended December 31,       December 31,      Through December 31,
                            2001           2000          2001            2000          2001
                        -----------    -----------    -----------    -----------    ----------
Sales                   $      --      $      --      $      --      $      --      $     --

Cost of Sales                  --             --             --             --            --
                        -----------    -----------    -----------    -----------    ----------

Gross Profit                   --             --             --             --            --

General and
 Administrative
 Expenses                    55,520            155        107,436            155       175,797
                        -----------    -----------    -----------    -----------    ----------

Net Loss                $   (55,520)   $      (155)   $  (107,436)   $      (155)   $ (175,797)
                        ===========    ===========    ===========    ===========    ==========

Basic and Diluted Loss
  Per Share             $     (0.01)   $     (0.00)   $     (0.02)   $     (0.00)
                        ===========    ===========    ===========    ===========

Weighted Average Number
 of Shares Outstanding    5,338,843        140,473      4,801,478        140,473
                        ===========    ===========    ===========    ===========

       See accompanying notes to unaudited condensed financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      For the                 For the Period from
                                                    Six Months                  August 30, 2000
                                                       Ended                (Date of Reorganiztion)
                                                    December 31,               Through December 31,
                                                        2001                 2000                   2001
                                                     ---------             ---------             ---------
Cash Flows From Operating Activities
  Net loss                                           $(107,436)            $    (155)            $(175,797)
Changes in current assets and liabilities:
  Prepaid expenses                                      (1,000)                 --                  (1,000)
  Accounts payable                                        (735)                  155               (49,272)
                                                     ---------             ---------             ---------

    Net Cash Used in Operating Activities             (109,171)                 --                (226,069)
                                                     ---------             ---------             ---------

Cash Flows From Investing Activities
  Investment in non-marketable securities             (250,000)                 --                (250,000)
                                                     ---------             ---------             ---------

    Net Cash Used in Investing Activities             (250,000)                 --                (250,000)
                                                     ---------             ---------             ---------

Cash Flows From Financing Activities
  Proceeds from issuance of common stock               430,000                  --                 550,000
                                                     ---------             ---------             ---------

    Net Cash Provided by Financing Activities          430,000                  --                 550,000
                                                     ---------             ---------             ---------

Net Increase In Cash                                    70,829                  --                  73,931

Cash at Beginning of Period                              3,102                  --                    --
                                                     ---------             ---------             ---------

Cash at End of Period                                $  73,931             $    --               $  73,931
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