Form 10QSB
period 2002-03-31
BEVERLY HOLDINGS INC
filed 2002-05-21
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                            SEC File No: 33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________




                             BEVERLY HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Nevada                     33-14982-LA                77-0530472
 ------------------               -------------            ------------------
  (State or other                  (Commission                (IRS Employer
  jurisdiction of                  File Number)            Identification No.)
   incorporation)


          5215 North O'Connor Boulevard, Suite 200, Irving, Texas 75039
          -------------------------------------------------------------
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

               Transitional Small Business
               Disclosure Format (check one): [   ] Yes    [ X ] No
C

                             BEVERLY HOLDINGS, INC.

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents
                                -----------------

                                                                                      Page
                                                                                      ----
         Condensed Balance Sheets (Unaudited) - March 31, 2002 and
         June 30, 2001                                                                  1

         Condensed  Statements  of Operations  (Unaudited)  for the Three Months
         Ended  March 31,  2002 and 2001,  for the Nine  Months  Ended March 31,
         2002, and for the Periods from August 30, 2000 (Date of Reorganization)
         through March 31, 2001
         and 2002                                                                       2

         Condensed  Statements  of Cash Flows  (Unaudited)  for the Nine  Months
         Ended March 31, 2002 and for the Periods  from August 30, 2000 (Date of
         Reorganization) through March 31,
         2001 and 2002                                                                  3

         Notes to Condensed Financial Statements (Unaudited)                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                    6


PART II - OTHER INFORMATION                                                             9
ITEM 1 - LEGAL PROCEEDINGS
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                      9
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                9
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                                        9
ITEM 5 - OTHER INFORMATION                                                              9
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                               9
SIGNATURE                                                                              10



Item 1. Condensed Financial Statements

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                                     March 31,    June 30
                                                                      2002          2001
                                                                    ---------    ---------
Current Assets
Cash                                                               $     568    $   3,102
Prepaid expenses and other current asset                               2,000         --
                                                                   ---------    ---------

   Total Current Assets                                                2,568        3,102

Investments in Non-Marketable Securities                             310,000         --
                                                                   ---------    ---------

Total Assets                                                       $ 312,568    $   3,102
                                                                   =========    =========


                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
                 ----------------------------------------------


Current Liabilities
Accounts payable                                                   $  67,644    $  32,958
Advances from related party                                            3,300         --
                                                                   ---------    ---------

   Total Current Liabilities                                          70,944       32,958

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized
5,490,473 and 3,140,473 shares issued and outstanding,
respectively                                                           5,490        3,140
Additional paid-in capital                                           463,015       35,365
Deficit accumulated during the development stage                    (226,881)     (68,361)
                                                                   ---------    ---------

  Total Stockholders' Equity (Deficit)                               241,624      (29,856)
                                                                   ---------    ---------

Total Liabilities and Stockholders' Equity (Deficit)               $ 312,568    $   3,102
                                                                =========    =========

                                       1

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                                                        For the
                                                                                                                      Period From
                                                                                                                    August 30, 2000
                                              For the            For the       For the Period From      For the        (Date of
                                            Three Months       Nine Months  August 30, 2000 (Date of   Six Months   Reorganization)
                                                Ended             Ended       Reorganization) Through    Ended          Through
                                              March 31,          March 31,          March 31,           March 31,     December 31,
                                         2002         2001         2002        2001         2002          2001           2001
                                     ===========  ===========  ===========  ===========  ===========   ==========    ===========

Sales                                $      --    $      --    $      --    $      --    $      --      $      --      $      --

Cost of Sales                               --           --           --           --           --             --             --
                                     -----------  -----------  -----------  -----------  -----------    -----------    -----------

Gross Profit                                --           --           --           --           --             --             --

General and Administrative Expenses       51,084       20,079      158,520       20,234      226,881        107,436        175,797
                                     -----------  -----------  -----------  -----------  -----------    -----------    -----------

Net Loss                             $   (51,084) $   (20,079) $  (158,520) $   (20,234) $  (226,881)   $  (107,436)   $  (175,797)
                                     ===========  ===========  ===========  ===========  ===========    ===========    ===========

Basic and Diluted Loss Per Share     $     (0.01) $     (0.14) $     (0.03) $     (0.14)
                                     ===========  ===========  ===========  ===========

Weighted Average Number of Shares
Outstanding                            5,490,473      140,473    5,027,791      140,473
                                     ===========  ===========  ===========  ===========


                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the       For the Period From
                                                     Nine Months   August 30, 2000 (Date of
                                                        Ended      Reorganization) Through
                                                      March 31,           March 31,
                                                        2002         2001          2002
                                                      ---------    ---------    ---------
Cash Flows From Operating Activities
Net loss                                              $(158,520)   $ (20,234)   $(226,881)
Changes in current assets and liabilities:
Prepaid expenses and other current assets                (2,000)      (2,000)
Accounts payable                                         34,686       25,255      (13,851)
Advances from related party                               3,300       (4,933)       3,300
                                                      ---------    ---------    ---------

Net Cash Provided by (Used) in Operating Activities    (122,534)          88     (239,432)
                                                      ---------    ---------    ---------

Cash Flows From Investing Activities
Investments in non-marketable securities               (310,000)        --       (310,000)
                                                      ---------    ---------    ---------

Net Cash Used in Investing Activities                  (310,000)        --       (310,000)
                                                      ---------    ---------    ---------

Cash Flows From Financing Activities
Proceeds from issuance of common stock                  430,000         --        550,000
                                                      ---------    ---------    ---------

Net Cash Provided by Financing Activities               430,000         --        550,000
                                                      ---------    ---------    ---------

Net Change In Cash                                       (2,534)          88          568

Cash at Beginning of Period                               3,102         --           --
                                                      ---------    ---------    ---------

Cash at End of Period                                 $     568    $      88    $     568
                                                      =========    =========    =========

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 --SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements--The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated June 30, 2001. The results of operations for the period ended March 31, 2002 is not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended March 31, 2002, the Company incurred a net loss of $128,520. As of March 31, 2002, the Company has had no revenues and the accumulated deficit from reorganization totaled $196,881. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company received $430,000 in proceeds during the nine months ended March 31, 2002 from a private placement offering and an agreement for the sale of up to 1,000,000 shares at $1.00 per share. The Company is currently considered a development stage enterprise whose purpose is to seek merger and acquisition candidates.

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

During the nine months ended March 31, 2002 the Company purchased 570,000 common shares of SGI for $285,000. Because the present ownership of SGI by the Company is only a minority ownership (less than 8%), the investment has been reported at its market value as an investment in non-marketable securities. Because SGI is a privately held corporation and because there are no comparable shares being traded, the fair market value of the shares was determined to be the option price of $0.50 per share.

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

During the nine months ended March 31, 2002, the Company sold 350,000 shares of common stock for $350,000 in proceeds pursuant to the exercise of 350,000 options by an institutional investor. The options were issued in connection with the financial proposal for the sale of up to 1,000,000 shares of common stock at $1.00 per share. The proceeds were used for the Company's general operational purposes and for further investment in SGI.

NOTE 4- RELATED PARTY TRANSACTIONS

During the nine months  ended March 31, 2002 a  consultant  advanced the Company
$3,300 for operating expenses. As of March 31, 2002 amounts due to this consultant is $30,000 which had been included in accounts payable.

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

         On August 30, 2000, the Company's shareholders and its Board of Directors voted to distribute the majority of the outstanding shares of each of the Company's subsidiaries, Digital D.J., Inc., a California corporation ("DDJ California"), the primary operating company Latin American Subcarrier Services, a California corporation ("LASS"), the Latin American licensee, European Licensing Group, a California corporation ("ELG") and Domestic Transmission Technologies, a California corporation ("DTT"), the North American licensee, to the Company's shareholders. Ninety-five percent (95%) of the outstanding shares of each of the subsidiaries were distributed to the shareholders, ratably, based upon their ownership interest. The Company retained approximately five percent (5%) of the outstanding shares of DDJ California and ELG, LASS and DTT. The shareholders and the Board of Directors also voted to amend the Company's Articles of Incorporation to change the Company's name to Digital D.J. Holdings, Inc., and to conduct a twenty-five for one reverse stock split of the Company's common stock. After distributing out approximately ninety-five percent (95%) of the ownership of the core businesses of the Company to its shareholders, the Company elected to seek other acquisition candidates and to sell up to 1,000,000 shares of its common stock for up to $.10 per share, to be paid in goods, services or cash. The Company was unable to sell shares at $.10 per share since the Company's stock was priced at $0.02 per share and had virtually no volume at that price level. Effective March 6, 2001, the Company changed its name to Beverly Holdings, Inc.

Acquisition of Interest in Sonic Garden

On July 19, 2001, the Company entered into an option agreement with Sonic Garden, Inc. (the "Option"), to purchase up to 2,000,000 shares of common stock of Sonic Garden for $0.50 per share for a total purchase price of $1,000,000, which purchase represents approximately 22% of the outstanding equity securities of Sonic Garden as of the date of the Option. The Company hopes to exercise the Option in multiple traunches over the next 12 months, however, the Company is not obligated to purchase any shares from Sonic Garden. The price per share for the common stock was determined as a result of an arms length negotiation between the Company and Sonic Garden. The Company has been informed that Sonic Garden obtained title to certain proprietary intellectual property rights and technology from The Phoenix Group International, LLC ("Phoenix"). The Company is further informed that Phoenix obtained the digital music and web-based intellectual property and technology from a third party that spent in excess of $10,000,000 in developing the assets now owned by Sonic Garden. The Company was unable to raise sufficient funds to purchase 2,000,000 shares of Sonic Garden and ultimately only exercised options to purchase $285,000 worth of stock, or 570,000 shares since there was only a limited investment in Sonic Garden, the Company determined that it would be more attractive to a merger candidate if it divested its Sonic Garden shares and focused on a complete merger with an operating company. As a result, the Company is in the process of distributing the Sonic Garden shares to the Company's shareholders. On January 24, 2002, the Company purchased 100,000 common shares of Corporate Playbook Holdings, Inc., (Corporate Playbook) a privately held corporation in the online human resources industry, for $25,000, or $0.25 per share. The purchase price was determined as the result of an arms length negotiation between the Company and Corporate Playbook. Because Corporate Playbook is a privately held corporation, the purchase was recorded as an investment in non-marketable securities at the purchase price of $0.25 per share.


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

         The Company had no operations or revenues, or significant assets or liabilities since it divested its operating subsidiaries prior to August 2000. The Company had minimal activities at the operating subsidiary level from the period between July 1, 2000 and August 30, 2000. Thereafter, the Company's activities related only to the actions necessary to complete the divestiture of the operating subsidiaries. The Company has begun on a limited basis to initiate its plan to acquire interests in operating business through the option to acquire shares of Sonic Garden, but the Company has only purchased 570,000 shares of Sonic Garden and has not purchased interests in any other companies as of the date of this report.

Three Months Ended March 31, 2002

         Revenue. The Company had no revenues during the quarter ended March 31, 2002. The lack of revenue is the result of the lack of new sales in the quarter ended March 31, 2002 and the previous divestiture of its operating subsidiaries.

         Cost of Sales. The Company incurred no cost of sales for the quarter ended March 31, 2002. This decrease is primarily due to the fact that the Company did not sell any new products during the quarter ended March 31, 2002.

         Gross Profit. The Company experienced no gross profit for the three months ended March 31, 2002.

         Operating Expenses. The Company had minimal operating expenses for the three months ended March 31, 2002 of $51,084, primarily from consulting and other professional services.

         The preceding results are not compared with the same periods for the preceding year due to the change in the Company's business.

Liquidity and Capital Resources

         Cash and cash equivalents and net working (deficit) totaled $568 and $38,376, respectively, as of March 31, 2002. The Company has relied upon sales of common stock to fund its operations during the periods discussed. The Company received $0 in debt financing for the three months ended March 31, 2002.

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

Material Changes in Operations

         The Company has had no material change in operation during the quarter ended March 31, 2002.


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


May 15, 2002                          BEVERLY HOLDINGS, INC.


                                      By:   /s/Vincent Train
                                            ----------------------------
                                               Vincent Traina, President