Form 10KSB
period 2002-06-30
BEVERLY HOLDINGS INC
filed 2002-11-21
CIK 816232

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                            FORM 10-KSB SEC FILE NO:
                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: JUNE 30, 2002

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934


                             BEVERLY HOLDINGS, INC.
                             ----------------------
                                formerly known as
                           DIGITAL D.J. HOLDINGS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


    Nevada                     33-14982-LA                      77-0530472
---------------                ------------                 -------------------
(State or other                (Commission                    (IRS Employer
jurisdiction of                File Number)                 Identification No.)
incorporation)


5215 N. O'Connor Boulevard, Suite 200, Irving, Texas                    75039
--------------------------------------------------------------------------------
(Address of principal executive offices)
                                                                     (Zip Code)

Company's telephone number, including area code:    (972) 443-9800
                                                    --------------

     ---------------------------------------------------------------------
          (Former name or former address, if changed since last report)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

         As of September 30, 2002 the Company had approximately 5,490,473 shares outstanding.

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002 was approximately $5,400,000.

                               FORM 10-KSB - Index

                                     PART I

                                                                            Page

Item 1.      Description of Business          .............................   4

Item 2.      Description of Property          .............................   9

Item 3.      Legal Proceedings                .............................   9

Item 4.      Submission of Matters to a Vote of Security Holders...........  10

                                PART II

Item 5.      Market of the Registrant's Securities and
                        Related Stockholder Matters........................  10

Item 6.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations......  12

Item 7.      Financial Statements and Supplementary Data...................  16

Item 8.      Changes in and Disagreements with Accountants
                      On Accounting and Financial Disclosure...............  16

                               PART III

Item 9.      Directors and Executive Officers of the Registrant............  16

Item 10.     Executive Compensation           .............................  17

Item 11.     Security Ownership of Certain Beneficial
                      Owners and Management................................  18

Item 12.     Certain Relationships and Related Transactions................  20

Item 13.     Exhibits, Consolidated Financial Statements, Schedules
             and Reports on Form 8-K ......................................  22

             Signatures....................................................  23

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

BUSINESS OF THE COMPANY

         The Company had no operations or revenues, or significant assets or liabilities since it divested its operating subsidiaries prior to August 2000. The Company had minimal activities at the operating subsidiary level from the period between July 1, 2000 and August 30, 2000. Thereafter, the Company's activities related only to the actions necessary to complete the divestiture of the operating subsidiaries. For financial reporting purposes, the Company was considered the successor to the historical Digital D.J. Holdings, Inc., and Subsidiaries and the Company was considered a newly organized entity on August 30, 2000, the date negotiations relating to the reorganization was approved by the shareholders. The accompanying financial statements do not include any of the historical operations related to the operations of the Digital D.J. Holdings, Inc., and its subsidiaries prior to August 30, 2000.

Recent Capital Offering

         On March 31, 2002, the Company's Board of Directors approved the terms of a financial proposal from an institutional investor for the sale of up to 1,000,000 shares of common stock to the investor at $1.00 per share after the Company conducted a $200,000 private placement offering (20,000,000 shares at $0.01 per share) (the "$200,000 Offering") and a subsequent 4-for-1 reverse stock split, a copy of the term sheet is attached as an exhibit. The Company completed a private placement of 20,000,000 shares at $0.01 per share as of August 30, 2001 and conducted a 4:1 reverse stock split in the fourth quarter of 2001. Subsequently, during fiscal year 2002, 350,000 shares of the Company's shares were sold at $1.00 per share pursuant to an option granted April 2001 to International Fiduciary Trust and Holdings, SA.

Acquisition of Interest in Sonic Garden

         On July 19, 2001, the Company entered into an agreement with Sonic Garden, Inc. (SGI), a privately held California corporation in the business of online music and traditional recordings that gives the Company the right to purchase up to 2,000,000 shares of SGI at $0.50 per share. The price per share was determined as a result of an arms length negotiation between SGI and the Company. Were the entire 2,000,000 options to be exercised, the Company would own approximately 22% of the outstanding equity securities of SGI. The Company originally planned to exercise the Option in multiple traunches over a 12-month period; however, the Company is not obligated to purchase any shares from SGI. The Company considers this to be a long-term investment.

         During the year ended June 30, 2002, the Company purchased 570,000 common shares of SGI for $285,000. The present ownership of SGI by the Company is a minority ownership (less than 8%).

         On January 24, 2002, the Company purchased 100,000 common shares of Corporate Playbook Holdings, Inc., (Corporate Playbook) a privately held corporation in the online human resources industry, for $25,000, or $0.25 per share. The purchase price was determined as the result of an arms length negotiation between the Company and Corporate Playbook. The Company considers this to be a long-term investment.

         As of June 30, 2002, management determined that its investment in Corporate Playbook was impaired and wrote the investment to zero. If Corporate Playbook becomes a publicly traded company, or a readily determinable market value becomes available, the carry value of the investment will be adjusted to the readily determinable market value.

About Sonic Garden
------------------

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

         Sonic Garden's Hot Olive Records(TM) is an artist-friendly traditional label for emerging and established artists, offering artists both a highly competitive royalty rate and equity in the label they help build.

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

RISK FACTORS

         The Company's business and the actions proposed in this report are subject to numerous risk factors, including the following:

         THE COMPANY HAS LIMITED OPERATING HISTORY AND REVENUE AND MINIMAL ASSETS AND OPERATES AT A LOSS. The Company has operated at a loss since inception and has not divested itself of all of its revenue generating assets. The Company has had limited operating history since divestiture of DDJ and has no revenues from operations since the divestiture. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

         CONFLICTS OF INTEREST. Each of Mr. Traina and Mr. Van Wagoner, the Company's two directors, participate in other business ventures which could limit the amount of time they devote to the Company. Mr. Traina is affiliated with Credit Vision, a consumer debt collection company. Mr. Van Wagoner maintains his own private legal practice. Additional conflicts of interest and non-arms length transactions may also arise in the future.

         THE PROPOSED OPERATIONS OF THE COMPANY ARE SPECULATIVE. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of Sonic Garden and other target companies, identified from time to time. Sonic Garden itself has little or no revenue and the Company has not even acquired an interest in Sonic Garden. While business combinations with entities having established operating histories are preferred, there can be no assurance that the Company will be successful in locating other candidates which meet such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. In the event the Company completes a business combination the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

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

         THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR BUSINESS COMBINATION. Except for the Sonic Garden and Corporate Playbook stock acquisitions, the Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating other suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

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

         MINORITY OWNERSHIP. The Company presently does not own any shares of Sonic Garden and only has the right to acquire certain shares for cash. Even upon exercise of the entire option, the Company will only own a minority interest in Sonic Garden and will not have the ability to control its actions or direct its operations.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are maintained at 5215 N. O'Connor Boulevard, Suite 200, Irvine, Texas 75039.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the NASDAQ OTC Bulletin Board under the symbol BVHL. The transfer agent and registrar for the common stock is Transfer Online, Inc. The following table sets forth for the periods indicated the high and low sale prices for shares of the Company's common stock as reported on the OTC Bulletin Board for the year ended June 30, 2002 and the quarterly average price for the year ended June 30, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended 2001                      Sales Price

         Fourth Quarter                     $0.25
         Third Quarter                      $4.00
         Second Quarter                     $5.00
         First Quarter                      $1.15

Fiscal Year Ended 2002                      High              Low
                                            ----              ---
         Fourth Quarter                     $4.00             $0.25
         Third Quarter                      $3.00             $0.25
         Second Quarter                     $5.00             $0.25
         First Quarter                      $4.10             $0.25

         The source of this information was ILX Services, Inc. As of September 30, 2002, there were approximately 450 holders of record for the Company's common stock.

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

         Previously, the SEC adopted seven rules ("Rules") under the Securities Exchange Act of 1934 requiring broker-dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of "penny stock" (generally non-NASDAQ securities priced below $5.00 per share) to provide to those customers certain specified information.

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

         Recent changes to Rule 15c2-11 require that companies, such as Beverly Holdings, Inc., must be reporting issuers under Section 12(g) of the Securities Exchange Act of 1934, as amended in order to maintain trading privileges on the "Electronic Bulletin Board." As such our inability to file form 10-K's, and other reports required under Section 12(g) on a timely basis would adversely effect the marketability of our securities.

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

TRANSFER AGENT

         The transfer agent and registrar for the Company is Transfer Online, Inc., located at 227 Pine Street, Suite 300, Portland, Oregon 97204.

RECENT SALES OF UNREGISTERED SECURITIES

         On March 31, 2001, the Board of Directors of the Company approved the terms of a proposal provided by International Fiduciary Trust & Holdings, S.A., pursuant to which the Company would enter into an overall financing plan requiring two consecutive but differing private placements and a reverse stock split. The plan called for the Company to conduct a private placement of

20,000,000 shares of its common stock at $.01 per share, which was approximately 50% of the market value of the Company's publicly traded shares as of the date of the resolution. Thereafter, the Company agreed to conduct a 4-to-1 reverse stock split. Upon completion of the reverse stock split and as of the date of this report, the Company completed and accepted subscriptions for 20,000,000 shares of common stock (5,000,000 post-split) and received aggregate subscription proceeds in the amount of $200,000 in the first private placement, as more particularly described below:

         a. The Company sold 20,000,000 shares (5,000,000 post-split) of common stock pursuant to an unregistered offering effective on September 30, 2001.

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

         On August 30, 2000, the Company's shareholders and its Board of Directors voted to distribute the majority of the outstanding shares of each of the Company's subsidiaries, DDJ, LASS, ELG and DTT to the Company's shareholders. Ninety-five percent (95%) of the outstanding shares of each of the subsidiaries were distributed to the shareholders, ratably, based upon their ownership interest. Approximately 13,316,649 shares of DDJ California and approximately 532,666 shares of each of DTT, LASS and ELG were distributed to the Company's shareholders. The Company retained approximately 700,877 shares of DDJ California and approximately 28,035 shares of each of ELG, LASS and DTT. The shareholders and the Board of Directors also voted to amend the Company's Articles of Incorporation to change the Company's name to Digital D.J. Holdings, Inc., and to conduct a twenty-five for one reverse stock split of the Company's common stock. After distributing out approximately ninety-five percent (95%) of the ownership of the core businesses of the Company to its shareholders, the Company elected to seek other acquisition candidates and to sell up to 1,000,000 shares of its common stock for up to $.10 per share, to be paid in goods, services or cash. The Company was unable to sell shares at $.10 per share since the Company's stock was priced at $0.02 per share and had virtually no volume at that price level. Effective March 6, 2001, the Company changed its name to Beverly Holdings, Inc.

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

Subsequent Events and Changes
-----------------------------

         On March 31, 2001, the Company's Board of Directors approved the terms of a financial proposal from an institutional investor for the sale of up to 1,000,000 shares of common stock to the investor at $1.00 per share after the Company conducted a $200,000 private placement offering (20,000,000 shares at $0.01 per share) and a subsequent 4-for-1 reverse stock split.

         On July 19, 2001, the Company entered into an agreement with Sonic Garden, Inc. (SGI), a privately held California corporation in the business of online music and traditional recordings that gives the Company the right to purchase up to 2,000,000 shares of SGI at $0.50 per share. The price per share was determined as a result of an arms length negotiation between SGI and the Company. Were the entire 2,000,000 options to be exercised, the Company would own approximately 22% of the outstanding equity securities of SGI. The Company originally planned to exercise the Option in multiple traunches over a 12-month period; however, the Company is not obligated to purchase any shares from SGI. The Company considers this to be a long-term investment.

         During the year ended June 30, 2002, the Company purchased 570,000 common shares of SGI for $285,000. The present ownership of SGI by the Company is a minority ownership (less than 8%).

         On January 24, 2002, the Company purchased 100,000 common shares of Corporate Playbook Holdings, Inc., (Corporate Playbook) a privately held corporation in the online human resources industry, for $25,000, or $0.25 per share. The purchase price was determined as the result of an arms length negotiation between the Company and Corporate Playbook. The Company considers this to be a long-term investment.

         Gross Profit. The Company experienced no gross profit for the period ended June 30, 2001 or June 30, 2002.

Results of Operations
---------------------

         As of June 30, 2001, the Company is in the development stage. Until August 30, 2000, the Company was primarily engaged in research and development activities. On August 30, the Company elected to divest its operating subsidiary and search for an acquisition candidate. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing or restructuring of its liabilities will be required in order for the Company to complete its development stage activities. Management hopes that it will be able to 4btain such financing from new investors, and restructure its liabilities.

         The Company has no operations or revenues, or significant assets or liabilities since the date of the last Annual Report.

Fiscal Year Ended June 30, 2002

         After completing the distribution of the operating subsidiary (Digital DJ, Inc.), in 2001 the Company shifted its business purpose to searching for acquisition targets. As of the date of this report, no revenues have been generated for the period ending Fiscal Year 2002.

         Revenues. The Company experienced no revenues in the year ended June 30, 2001 or the year ended June 30, 2002.

         Gross Profit. The Company experienced no gross profit for the period ended June 30, 2001. Gross profit as a percentage of revenues was not applicable for this period.

         Operating Expenses. Operating expenses increased by $138,994 or 203% from $68,361 in the fiscal year ended June 30, 2001 to $207,355, in the fiscal year ended June 30, 2002. The increase was attributable to an increase in selling, general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents and net working capital (deficit) totaled $868 and ($117,211), respectively, as of June 30, 2002. The primary source of cash has been net proceeds generated from loans and the private placements described above.

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

Material Changes in Operations
------------------------------

         As discussed above, in the fiscal year ended June 30, 2001, the Company changed the focus of its business plan to shift from a licensor of the Company's technology to a passive owner of minority interests in its former subsidiaries and focused its limited operations on acquiring interests or control of operating companies.

Inflation
---------

         Inflation has not proved to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is presented at page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company is not aware of any disagreements with its accountants.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following persons are directors and executive officers of the Company and all persons nominated or chosen to become such as of June 30, 2002.


         Name                         Age           Position with the Company
         ----                         ---           -------------------------

         Vincent R. Traina (1)         42           Director, President,
                                                      Secretary, Treasurer

         Mark Van Wagoner (2)          55           Director

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

VINCENT R. TRAINA
-----------------

         Mr. Traina is currently employed by Federal Credit Corp., a debt collection company. Prior to his employment, Mr. Traina was a Senior Financial Consultant for 6 years at Josephthal & Co. Inc., managing clients' investment portfolios, and for 4 years worked as a Vice President of Sales at Chelsea Street Securities. Overall, Mr. Traina has more than 14 years experience in the retail brokerage business, including stocks, bonds, mutual funds, IRAs, 401Ks and private placements. He holds both a Series 7 and Series 63 license. Mr. Traina filed a petition for bankruptcy within the past five years.

MARK O. VAN WAGONER
-------------------

         Mr. Van Wagoner is and has been of counsel to the Salt Lake City law firm of Prince, Yeates & Geldzahler since 1995. Prior to joining his existing firm, he was a partner in Van Wagoner & Stevens and before that, he was with O'Melveny & Myers in Los Angeles. He has been the owner of several minor league baseball teams. Mr. Van Wagoner has a Bachelor of Arts in History from Brigham Young University and a Juris Doctor from Duke University.

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

         Name                               Position
         ----                               --------

         Vincent R. Traina                  Director, CEO, CFO, Secretary

         Mark O. Van Wagoner                Director


ITEM 10. EXECUTIVE COMPENSATION

         Employee Grants - On June 30, 2001, the Company issued options to purchase 100,000 shares of common stock to the president of the Company, Vincent Traina, in consideration for his service as a director and as President, Secretary and Treasurer. These options are exercisable at $0.10 per share. 50,000 options vested on the date granted, the remaining 50,000 vest on a pro rata basis over 12 months. These options expire two years from the date of issuance. The exercise price of $0.10 per share was greater than the market value of the shares on the date of issuance. Accordingly, no compensation expense was recognized upon issuance of the options. The following table shows the compensation paid or accrued by the Company for the fiscal year ended June 30, 2001, to or for the account of the Chief Executive Officer. No other executive officer of the Company received an annual salary and bonus in excess of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

Summary Compensation Table
--------------------------

                      Annual Compensation             Long-Term Compensation
                      -------------------          -----------------------------
                                                                 Restricted
                                                   Other Annual  Stock Options/
Principal                    Salary     Bonus      Compensation  Award   SARS
Position          Year       ($)        ($)        ($)           ($)     ($)
---------         ----       ------     -----      ------------  -----   ----
Vincent Traina    2000        -0-        -0-          -0-        50,000  -0-
 President, CFO,  2001        -0-        -0-          -0-        50,000  -0-


         The Company does not have employment agreements with any of its employees.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

         The information provided in the table below provides information with respect to each exercise of stock options during fiscal 2001 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

      a                    b                   c                        d

                                                              Number of Unexercisable
                     Shares Acquired                          Options at FY-E
Name                 Exercise          Value Realize($)(1)    Exercisable/Unexercisable
-----------------    --------------    -------------------    ----------- -------------

Tsutomu Takahisa         -0-                   -0-                    -0-
Vincent Traina           -0-                   -0-                    -0-

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included

Director Compensation
---------------------

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

    Name and Address of
    5% Shareholders, and Name of        Number of Shares        Percent of
    Officers, Directors and Nominees       Owned(1)             Class(1)
    --------------------------------    ----------------        ----------


    All Current Officers and Directors       100,000                .02%
     as a Group (3 persons)

    Vincent R. Traina                        100,000                0.2%
    5215 N. O'Connor Boulevard
    Suite 200
    Irving, Texas 75039

    Mark Van Wagoner, Director                     0                  0%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 1, 2001, the Company entered into an agreement with MSI to engage and retain MSI as a Business Consultant for a period of two years unless otherwise terminated. The Company agreed to pay MSI a monthly advisory fee of $15,000 plus other normal and reasonable out-of-pocket expenses.

Undertakings and Understandings Required of Target Companies
------------------------------------------------------------

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

Competition
-----------

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

Conflicts of Interest
---------------------

         Insofar as Mr. Traina and Mr. Van Wagoner are engaged in other business activities, they may devote only a portion of their time to the Company's affairs.

         Mr. Traina is affiliated with Federal Credit Corp., a consumer debt collection company. Mr. Van Wagoner is a practicing lawyer. As such, demands may be placed on the time of Mr. Traina and Mr. Van Wagoner which will detract from the amount of time they are able to devote to the Company. Mr. Traina and Mr. Van Wagoner intend to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Traina and Mr. Van Wagoner would not attend to other matters prior to those of the Company. Mr. Traina and Mr. Van Wagoner estimate that the business plan of the Company can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

         The terms of a business combination may include such terms as Mr. Traina and Mr. Van Wagoner remaining a director or officer of the Company and/or the continuing securities or other legal work of the Company being handled by the firm of which Mr. Van Wagoner is a principal. There are no binding guidelines or procedures for resolving potential conflicts of interest.

Investment Company Act of 1940
------------------------------

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

Reasons for the Actions and Special Factors
-------------------------------------------

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

             (a)(3) EXHIBITS.

             (b) Reports on Form 8-K

             (c) Exhibits.  See the Indexes to Exhibits below.

Index to Exhibits
-----------------

         All of the items below are incorporated by reference.

         Number                     Description
         ------                     -----------

         3.1         Amendment to Articles of Incorporation changing name (3)

         4.1         Form of Common Stock Certificate (Exhibit 4.A of Form SB-2)

         13.1        Quarterly Report on Form 10-QSB dated December 31, 2000 incorporated herein by this reference from report filed as of December 31, 2000

         13.2        Quarterly  report on Form 10-QSB dated March 31, 2001  incorporated herein by reference from report filed on Form 10-QSB dated as of March 31, 2001

         16.1        Letter regarding Change in Certifying Accountant

         17.4        Resignation of Tsutomu Takahisa

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

October 15, 2002                       BEVERLY HOLDINGS, INC.


                                       By:  /s/ Vincent Traina
                                           ---------------------------------
                                                Vincent Traina
                                                President, Secretary and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         SIGNATURE                                TITLE

/s/ Vincent R Traina                President and Chief Executive Officer,
-------------------------           Secretary, Treasurer (Principal Executive
    Vincent R. Traina                   Officer) and Director


/s/ Mark Van Wagoner                Director
---------------------------
    Mark VanWagoner




CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Vincent Traina, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Beverly Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 7, 2002

/s/ Vincent Traina
--------------------------------------
    Vincent Traina
    President, Chief Executive Officer


CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Vincent Traina, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Beverly Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 7, 2002

/s/ Vincent Traina
--------------------------------------
    Vincent Traina
    President, Chief Executive Officer

                             BEVERLY HOLDINGS, INC.
                             ----------------------
                        (A Development Stage Enterprise)










               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                              FINANCIAL STATEMENTS









                             June 30, 2002 and 2001




                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)


                                TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----

Report of Independent Certified Public Accountants                                          F-1

Financial Statements:

         Balance Sheets - June 30, 2002 and 2001                                            F-2

         Statements of Operations for the Years Ended June 30, 2002 and 2001 and
           for the period from August 30, 2000
           (date of reorganization) through June 30, 2002                                   F-3

         Statements of Stockholders' Equity for the period from
           August 30, 2000 (date of reorganization) through June 30, 2002                   F-4

         Statements of Cash Flows for the Years Ended June 30, 2002 and 2001 and
            for the period from August 30, 2000
            (date of reorganization) through June 30, 2002                                  F-5

Notes to Financial Statements                                                               F-6


HANSEN, BARNETT & MAXWELL                               (801) 532-2200
A Professional Corporation                          Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                      5 Triad Center, Suite 750
                                                  Salt Lake City, Utah 84180
                                                       www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Beverly Holdings, Inc.

We have audited the accompanying balance sheets of Beverly Holdings, Inc. (a development stage enterprise) as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2001 and for the period from August 30, 2000 (date of reorganization) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beverly Holdings, Inc. as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 and for the period from August 30, 2000 (date of reorganization) through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



/S/ HANSEN, BARNETT & MAXWELL
-----------------------------------
Salt Lake City, Utah
October 14, 2002

an independent member of
    BAKER TILLY                                Member of AICPA Division of Firms
   INTERNATIONAL                                        Member of SECPS


                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                                                                     June 30,                  June 30,
                                                                       2002                      2001
                                                                   ------------               ------------
                             ASSETS

Current Assets
     Cash                                                          $        868               $      3,102
     Prepaid expenses and other current assets                            2,000                       --
                                                                   ------------               ------------
         Total current assets                                             2,868                      3,102

Investments in Non-Marketable Securities                                285,000                       --
                                                                   ------------               ------------
                          Total Assets                             $    287,868               $      3,102
                                                                   ============               ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

     Accounts payable                                              $    113,679               $     32,958
     Advances from related party                                          6 400                       --
                                                                   ------------               ------------

         Total current liabilities                                      120,079                     32,958
                                                                   ------------               ------------


Stockholders' Equity (Deficit)

     Common stock, $0.001 par value,  50,000,000
       shares  authorized;   5,490,473 and 3,140,473
       shares issued and  outstanding at June 30, 2002
       at June 30, 2001 respectively                                     5,490                       3,140
     Additional paid-in capital                                        463,015                      35,365
     Deficit accumulated during the development stage              (   300,716)                (    68,361)
                                                                  ------------                ------------
                   Total Shareholders' Equity                          167,789                     (29,856)
                                                                  ------------                ------------
           Total Liabilities and Stockholders' Equity (Deficit)   $    287,868                $      3,102
                                                                  ============                ============

   The accompanying notes are an integral part of these financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                   For the Period
                                                                                   from August 30,
                                                      For the Years Ended          2000 (Date of
                                                             June 30,              Reorganization)
                                                      2002            2001         thru June 30, 2002
                                                  ------------    ------------     ------------------
Sales                                             $      --             --        $       --
Cost of sales                                            --             --                --
                                                  ------------    ------------    ------------
Gross Profit                                             --             --                --
                                                  ------------    ------------    ------------
Operating Expenses

     General and administrative expenses               207,355          68,361         275,716
     Impairment of investment in non-
       marketable securities                            25,000            --            25,000
                                                  ------------    ------------    ------------
     Net Loss                                     $   (232,355)   $   ( 68,361)   $   (300,716)
                                                  ============    ============    ============

Basic and Diluted Loss Per Share                  $      (0.05)   $      (0.10)
                                                  ============    ============
Weighted average shares - Basic and diluted          5,143,144         622,266
                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.


                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                           Deficit
                                                                                         Accumulated
                                                   Common Stock            Additional    During the          Total
                                           ---------------------------     Paid-In       Development      Stockholders'
                                            Shares          Amount           Capital        Stage          Deficit
                                           ----------   --------------   -------------   --------------   -------------
Balance - August 30, 2000
 (Date of Reorganization)                     140,473   $          140   $     (81,635)  $          --    $     (81,495)

Shares issued for cash,
   April  - June 2001,
   $0.04 per share                          3,000,000            3,000         117,000              --          120,000

Net loss for the period
   August 30, 2000 (date
   of reorganization) through
   June 30, 2001                                  --               --              --           (68,361)        (68,361)
                                        -------------   --------------   -------------   --------------   -------------

Balance - June 30, 2001                     3,140,473            3,140          35,365          (68,361)        (29,856)

Shares issued for cash,
   August 2001 - $0.04 per share            2,000,000            2,000          78,000               --          80,000

Shares issued pursuant to
   agreement, October - December
   2001, $1.00 per share                      350,000              350         349,650               --         350,000

Net loss                                           --               --              --         (232,355)       (232,355)
                                        -------------   --------------   -------------   --------------   -------------

Balance - June 30, 2002                     5,490,473   $        5,490   $     463,015   $     (300,716)  $     167,789
                                        =============   ==============   =============   ==============   =============


   The accompanying notes are an integral part of these financial statements.


                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                            For the Period
                                                                                            from August 30,
                                                             For the Years Ended            2000 (Date of
                                                                  June 30,                  Reorganization)
                                                            2002           2001             thru June 30, 2002
                                                        ------------     ------------       ------------------
Cash flows from operating activities:
   Net Loss                                            $   (232,355)   $    (68,361)          $   (300,716)
   Impairment of investment in non-
     marketable securities                                   25,000            --                   25,000
   Changes in current assets and liabilities:
     Prepaid expenses and other current assets               (2,000)           --                   (2,000)
     Accounts payable                                        80,721         (48,537)                32,184
     Advances from related party                              6,400            --                    6,400
                                                         ----------       ----------            ----------
    Net Cash Used in Operacing Activities                  (122,234)       (116,898)              (239,132)
                                                         ----------       ----------            ----------
Cash Flows From Investing Activities
  Invesments in non-marketable securities                  (310,000)            --                (310,000)
                                                         ----------       ----------            ----------
    Net Cash Used in Investing Activities               $  (310,000)    $       --             $  (310,000)
                                                         ----------       ----------            ----------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                    430,000          120,000               550,000
                                                         ----------       ----------            ----------

    Net Cash Provided by Financing Acvitities               430,000          120,000               550,000
                                                         ----------       ----------            ----------
Net Change In Cash                                           (2,234)           3,102                   868

Cash at Beginning of Period                                   3,102             --                     --
                                                         ----------       ----------            ----------

Cash at End of Period                                    $      868       $    3,102            $      868
                                                         ==========       ==========            ==========


   The accompanying notes are an integral part of these financial statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization - Beverly Holdings, Inc. (the "Company") was incorporated as "Golden Queens Mining Company" on July 31, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining properties located in Esmeralda County, Nevada. In June 1987, the Company changed its name to "Breakthrough Electronics, Inc.", terminated its activities in the mining business, and began efforts to develop and market electronic products. This business was terminated several years ago. On November 22, 1999, the Company acquired Digital DJ, Inc. ("Digital DJ"), pursuant to a reverse triangle merger and changed the Company's name to Digital DJ Holdings, Inc. This merger resulted in control of the Company transferring from the former shareholders to the former shareholders of Digital DJ. Digital DJ was incorporated in December 1991. Digital DJ's primary business activity was the development and marketing of a digital data system that provides a variety of information services to radio listeners using FM subcarrier technology.

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

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended June 30, 2002 and for the period August 30, 2000 (date of reorganization) through June 30, 2002, the Company incurred net losses of $207,355 and $275,716, respectively, had a negative operating cash flows of $122,234 and $239,132, respectively. These factors and the Company's lack of operating history, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. Management plans to raise additional capital through private placement offerings; however, there is no assurance that management will be able to raise capital sufficient for the Company's need. The Company is currently considered a development stage enterprise whose purpose is to seek merger and acquisition candidates.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Fair Value of Financial Instruments - The Company considers highly liquid investments with an original maturity of three months or less to be cash. The amounts reported as cash and accounts payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on estimated future cash flows.

Income Taxes - The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which includes contracts to issue common stock and stock options except during loss periods when those potentially issuable common shares would decrease the loss per share. There was a total of 100,000 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at June 30, 2002 because the effects would be anti-dilutive.

Stock-Based Compensation - The Company accounts for its stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. The Company accounts for options and warrants issued to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires these options and warrants to be accounted for at their fair value.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 -- STOCKHOLDERS' EQUITY

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

During the year ended June 30, 2002, the Company sold 350,000 shares of common stock for $350,000 in proceeds pursuant to the exercise of 350,000 options by an institutional investor. The options were issued in connection with the financial proposal for the sale of up to 1,000,000 shares of common stock at $1.00 per share. The proceeds were used for the Company's general operational purposes and for further investment in SGI.

NOTE 3 -- INVESTMENTS

After reorganization on August 30, 2000, the Company retains five percent (5%) ownership interest in each of its former subsidiaries. The fair value of these investments was determined to be zero.

During July of 2001, the Company entered into an agreement with Sonic Garden, Inc. (SGI), a privately held California corporation in the business of online music and traditional recordings that gives the Company the right to purchase up to 2,000,000 shares of SGI at $0.50 per share. The price per share was determined as a result of an arms length negotiation between SGI and the Company. Other than the option agreement, there are no shares being actively traded. Were the entire 2,000,000 options to be exercised, the Company would own approximately 22% of the outstanding equity securities of SGI. The Company originally planned to exercise the Option in multiple traunches over a 12-month period; however, the Company is not obligated to purchase any shares from SGI. The Company considered this to be a long-term investment.

During the year ended June 30, 2002, the Company purchased 570,000 common shares of SGI for $285,000. Because the present ownership of SGI by the Company is minority ownership (less than 8%), the investment has been reported at market value as an investment in non-marketable securities. Because SGI is a privately held corporation and because there are no comparable shares being traded, the fair market value of the shares was determined to be the option price of $0.50 per share.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

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

As of June 30, 2002, management determined that its investment in Corporate Playbook was impaired and wrote the investment to zero. If Corporate Playbook becomes a publicly traded company, or a readily determinable market value becomes available, the carry value of the investment will be adjusted to the readily determinable market value.

NOTE 4 -- INCOME TAXES

The components of the net deferred tax asset as of June 30, 2002 and 2001 are as follows:

                                                           2002               2001
                                                 ----------------    ---------------
       Tax Net Operating Loss Carryforward       $         93,743    $        23,243
       Valuation Allowance                                (93,743)           (23,243)
                                                 ----------------    ---------------

       Net Deferred Tax Asset                    $            --     $            --
                                                  ================    ===============

During the period ended June 30, 2002, the Company did not owe or pay any income taxes. As of June 30, 2002 the Company had net operating loss carry forwards for federal income tax reporting purposes of $275,716, which will expire in 2022.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the periods ended June 30, 2002 and 2001:

                                                                2002               2001
                                                    ----------------    ---------------
      Income tax benefit at statutory rate (34%)    $         70,500    $        23,243
      Change in valuation allowance                          (70,500)           (23,243)
                                                    ----------------    ---------------

      Provision for Income Taxes                    $             --    $            --
                                                    ================    ===============

During the years ended June 30, 2002 and 2001, the valuation allowance changed $47,257 and 23,243, respectively.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 -- CONSULTING AGREEMENT

On March 1, 2001, the Company entered into an agreement with Mackenzie Shea, Inc. (MSI) to engage and retain MSI as a Business Consultant for a period of two years unless otherwise terminated. The Company agreed to pay MSI a monthly advisory fee of $15,000 plus other normal and reasonable out-of-pocket expenses.

NOTE 6 -- RELATED PARTY TRANSACTIONS

Shortly after its reorganization on August 30, 2000, various directors, shareholders, and consultants advanced a total of $25,070 to pay for prior obligations and to meet current operating expenses of the Company. The balance was due upon demand and did not accrue interest. The entire balance was repaid during the period ended June 30, 2001.

During the year ended June 30, 2002, MSI made advances to the Company to meet current operating expenses. As of June 30, 2002, the balance of $6,400 was due on demand with no other terms stated.

NOTE 7 -- STOCK OPTIONS

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

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

Outstanding Stock Options - Stock option activity for the period ending June 30, 2002 is as follows:

                                                                      2002                       2001
                                                              ------------------------  ------------------------
                                                                             Weighted-                 Weighted-
                                                                               Average                   Average
                                                                              Exercise                  Exercise
                                                                   Shares        Price       Shares        Price
                                                              -----------  -----------  -----------  -----------

Outstanding at beginning of year                                1,100,000  $      0.92           --  $        --
Granted                                                                --           --    1,100,000         0.92
Exercised                                                        (350,000)        1.00           --           --
Expired                                                          (650,000)        1.00           --           --
                                                              -----------               -----------

Outstanding at end of year                                        100,000         0.10    1,100,000         .092
                                                              ===========               ===========
Options exercisable at end of year                                100,000         0.10    1,050,000         .096
                                                              ===========                 =========
Weighted-average fair value of options
granted during the period                                              --                      0.92
                                                              ===========               ===========



A summary of stock options outstanding and exercisable as of June 30, 2002 follows:

                                                     Options Outstanding               Options Exercisable
                                             Weighted-Average       Weighted
            Range of         Number              Remaining           Average        Number           Weighted-
            Exercise       Outstanding          Contractual         Exercise      Exercisable        Exercise
             Prices        at 6/30/01              Life               Price       at 6/30/02           Price
         -------------   ----------------  --------------------  ------------    --------------  ---------------

         $    0.10            100,000              2.00          $    0.10          100,000      $     0.10

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

There was no stock-based compensation charged to operations for the year ended June 30, 2002 from options granted to employees and directors due to the exercise price being greater than the market value of the shares on the date of issuance. Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under SFAS No. 123, Accounting for Stock Based Compensation, net loss and loss per share would have increased to the pro forma amounts indicated below for the years ended June 30, 2002 and 2001. The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

                                                               June 30,
                                                         2002            2001
                                                    -------------   ------------
         Net loss:
              As reported                           $  207,355      $   68,361
              Pro forma                                207,851          68,865

         Basic and diluted loss per share:
              As reported                               (0.04)          (0.10)
              Pro forma                                  (0.04)         (0.10)

         Weighted average assumptions:
              Fair value of common stock                            $     0.04
              Risk free interest rate                                    4.25%
              Volatility                                                  100%
              Dividend yield                                                0%
              Expected life of options in years                             2






NOTE 8 -- SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the Company issued 100,000 shares of common stock to its President upon the exercise of options discussed in Note 7. The Company received proceeds of $10,000.