Form 10QSB
period 2002-09-30
BEVERLY HOLDINGS INC
filed 2002-12-26
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------
                            SEC File No: 33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________


                             BEVERLY HOLDINGS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada              33-14982-LA                 77-0530472
   ------------------      ----------------           -----------------
   (State or other          (Commission                 (IRS Employ
   jurisdiction of           File Number)             Identification No.)
   incorporation)


          5215 North O'Connor Boulevard, Suite 200, Irving, Texas 75039
 -------------------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)


Company's telephone number, including area code:      (972) 443-9800
                                                -------------------------------



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

      See accompanying notes to unaudited condensed financial statements.

                             BEVERLY HOLDINGS, INC.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents

                                                                                 Page
                                                                                 ----
         Condensed Balance Sheets (Unaudited) - June 30, 2002 and
         September 30, 2002                                                       3

         Condensed Statements of Operations (Unaudited) for the Three
         Months Ended September 30, 2002 and 2001 and for the Period
         from August 30, 2000 (Date of Reorganization) through September
         30, 2002                                                                 3

         Condensed Statements of Cash Flows (Unaudited) for the Three
         Months Ended September 30, 2002 and for the Period from
         August 30, 2000 (Date of Reorganization) through September
         30, 2002                                                                 5

         Notes to Condensed Financial Statements (Unaudited)                      6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                              8


PART II - OTHER INFORMATION                                                      12
ITEM 1 - LEGAL PROCEEDINGS
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                               12
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                         12
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                                 12
ITEM 5 - OTHER INFORMATION                                                       12
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                        12
SIGNATURE                                                                        13

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


Item 1. Condensed Financial Statements


                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                    September 30      June 30
                                                                        2002            2002
                                                                    ------------    ------------
Current Assets
Cash                                                                $        126    $        868
Prepaid expenses and other current asset                                   5,263           2,000
                                                                    ------------    ------------

   Total Current Assets                                                    5,389           2,868

Investments in Non-Marketable Securities                                    --           285,000
                                                                    ------------    ------------

Total Assets                                                        $      5,389    $    287,868
                                                                    ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                                    $    154,708    $    113,679
Advances from related party                                                8,400           6,400
                                                                    ------------    ------------

   Total Current Liabilities                                             163,108         120,079

Stockholders' Equity (Deficit)
Common stock,  $0.001 par value; 50,000,000
shares  authorized;  5,590,473 and
5,490,473 shares issued and outstanding,
respectively                                                               5,590           5,490
Additional paid-in capital                                               472,915         463,015
Deficit accumulated during the development stage                        (636,224)       (300,716)
                                                                    ------------    ------------

  Total Stockholders' Equity (Deficit)                                  (157,719)        167,789
                                                                    ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)                $      5,389    $    287,868
                                                                    ============    ============

             See accompanying notes to unaudited condensed financial
                                  statements.

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                   For the Period
                                                                                   From August 30,
                                                                                    2000 (Date of
                                                         For the Three Months      Reorganization)
                                                          Ended September 30,          Through
                                                         ----------------------     September 30,
                                                           2002         2001             2002
                                                         ---------    ---------       ---------

Sales                                                   $    --      $    --         $    --

Cost of Sales                                                --           --              --
                                                        ---------    ---------       ---------

Gross Profit                                                 --           --              --

General and Administrative Expenses                        50,508       51,916         326,224
Impairment of investment in non-
marketable securities                                     285,000         --           310,000
                                                        ---------    ---------       ---------

Net Loss                                                $(335,508)   $ (51,916)      $(636,224)
                                                        =========    =========       =========

Basic and Diluted Loss Per Share                        $   (0.06)   $   (0.01)
                                                        =========    =========
Weighted Average Number of Shares
Outstanding                                             5,563,299    4,264,114
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


                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              For the Period
                                                                              From August 30,
                                                                               2000 (Date of
                                              For the Three Months            Reorganization)
                                               Ended September 30,               Through
                                             ----------------------            September 30,
                                               2002          2001                  2002
                                             ---------    ---------            ---------
Cash Flows From Operating Activities
Net loss                                     $(335,508)   $ (51,916)           $(636,224)
Impairment of investment in non-
marketable securities                          285,000         --                310,000
Changes in current assets and liabilities:
Prepaid expenses and other current assets       (3,263)        --                 (5,263)
Accounts payable                                41,029        2,778               73,213
Advances from related party                      2,000         --                  8,400
                                             ---------    ---------            ---------

Net Cash Used in Operating Activities          (10,742)     (49,138)            (249,874)
                                             ---------    ---------            ---------

Cash Flows From Investing Activities
Investments in non-marketable securities          --        (25,000)            (310,000)
                                             ---------    ---------            ---------

Net Cash Used in Investing Activities             --        (25,000)            (310,000)
                                             ---------    ---------            ---------

Cash Flows From Financing Activities
Proceeds from issuance of common stock          10,000       80,000              560,000
                                             ---------    ---------            ---------

Net Cash Provided by Financing Activities       10,000       80,000              560,000
                                             ---------    ---------            ---------

Net Change In Cash                                (742)       5,862                  126

Cash at Beginning of Period                        868        3,102                 --
                                             ---------    ---------            ---------

Cash at End of Period                        $     126    $   8,964            $     126
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

                             BEVERLY HOLDINGS, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements--The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated June 30, 2002. The results of operations for the period ended September 30, 2002 is not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2002, the Company incurred a net loss of $335,508. As of September 30, 2002, the Company has had no revenues and the accumulated deficit from reorganization totaled $636,224. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently considered a development stage enterprise whose purpose is to seek merger and acquisition candidates.

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

During the year ended June 30, 2002 the Company purchased 570,000 common shares of SGI for $285,000. Because the present ownership of SGI by the Company is only a minority ownership (less than 8%), the investment has been reported at its market value as an investment in non-marketable securities. Because SGI is a privately held corporation and because there are no comparable shares being traded, the fair market value of the shares was determined to be the option price of $0.50 per share.

As of September 30, 2002, management determined that its investment in SGI was impaired and wrote the investment to zero. If SGI becomes a publicly traded company, or a readily determinable market value becomes available, the carrying value of the investment will be adjusted to the readily determinable market value.

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

As of June 30, 2002, management determined that its investment in Corporate Playbook was impaired and wrote the investment to zero. If Corporate Playbook becomes a publicly traded company, or a readily determinable market value becomes available, the carrying value of the investment will be adjusted to the readily determinable market value.

NOTE 3 - STOCKHOLDERS' EQUITY

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

On July 25, 2002, the Company issued 100,000 shares of common stock for $10,000 in proceeds to the president of the Company in consideration for his service as a director and as President, Secretary and Treasurer.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2002, and the year ended June 30, 2002, MSI made advances to the Company to meet current operating expenses. As of September 30, 2002, the balance of $8,400 was due on demand with no other terms stated.

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

Acquisition of Interest in Sonic Garden

On July 19, 2001, the Company entered into an option agreement with Sonic Garden, Inc. (the "Option"), to purchase up to 2,000,000 shares of common stock of Sonic Garden for $0.50 per share for a total purchase price of $1,000,000, which purchase represents approximately 22% of the outstanding equity securities of Sonic Garden as of the date of the Option. The Company is not obligated to purchase any additional shares from Sonic Garden. The price per share for the common stock was determined as a result of an arms length negotiation between the Company and Sonic Garden. The Company has been informed that Sonic Garden obtained title to certain proprietary intellectual property rights and technology from The Phoenix Group International, LLC ("Phoenix"). The Company is further informed that Phoenix obtained the digital music and web-based intellectual property and technology from a third party that spent in excess of $10,000,000 in developing the assets now owned by Sonic Garden. The Company was unable to raise sufficient funds to purchase 2,000,000 shares of Sonic Garden and ultimately only exercised options to purchase $285,000 worth of stock, or 570,000 shares since there was only a limited investment in Sonic Garden, the Company determined that it would be more attractive to a merger candidate if it divested its Sonic Garden shares and focused on a complete merger with an operating company. On January 24, 2002, the Company purchased 100,000 common shares of Corporate Playbook Holdings, Inc., (Corporate Playbook) a privately held corporation in the online human resources industry, for $25,000, or $0.25 per share. The purchase price was determined as the result of an arms length negotiation between the Company and Corporate Playbook. Because Corporate
Playbook is a privately held corporation, the purchase was recorded as an investment in non-marketable securities at the purchase price of $0.25 per share.

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

Three Months Ended September 30, 2002

         Revenue. The Company had no revenues during the quarter ended September 30, 2002. The lack of revenue is the result of the lack of new sales in the quarter ended September 30, 2002 and the previous divestiture of its operating subsidiaries.

         Cost of Sales. The Company incurred no cost of sales for the quarter ended September 30, 2002. This decrease is primarily due to the fact that the Company did not sell any new products during the quarter ended September 30, 2002.

         Gross Profit. The Company experienced no gross profit for the three months ended September 30, 2002.

         Operating Expenses. The Company had minimal operating expenses for the three months ended September 30, 2002 of $50,508, primarily from consulting and other professional services.

         The preceding results are not compared with the same periods for the preceding year due to the change in the Company's business.

Liquidity and Capital Resources

Cash and cash equivalents and net working (deficit) totaled $126 and $157,719, respectively, as of September 30, 2002.

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


Material Changes in Operations

The Company has had no material change in operation during the quarter ended September 30, 2002.

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


                            BEVERLY HOLDINGS, INC.


                            By:   /s/ Vincent Traina
                                  -----------------------------
                                      Vincent Traina, President