Form 10QSB
period 2002-12-31
BEVERLY HOLDINGS INC
filed 2008-03-26
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

BEVERLY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-14982-LA	77-0530472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employ Identification No.)

Unit 155, 3300  Northwest 185th Avenue, Portland OR 97229       97229

     (Address of principal executive offices)            (Zip Code)

Company's telephone number, including area code: (503) 520-1376

Copies to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
110 Wall Street, 11th Floor
New York, New York  10005
Telephone: (516) 833-5034
Fax: (516) 977-1209

    Former name or former address: 5215 North O’Connor Boulevard, Suite 200, Irving, Texas, 75036, former phone number (972) 443-9800, changed since last report

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months  (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing   requirements for the past 90 days.

                                 [   ] Yes  [X] No

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)[X] Yes  [   ] No

    State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date 5,590,473 Shares as of the date of this report.

    Transitional Small Business Disclosure Format (check one): [   ] Yes    [ X ] No

    See accompanying notes to unaudited condensed financial statements.

Form 10-QSB for the Quarter ended December 31, 2002

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEVERLY HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2002 (Unaudited)	2002 (Audited)
ASSETS
Current Assets
Cash	$32	$868
Prepaid expenses and other current asset	-	2,000

Total Current Assets	32	2,868

Investments in Non-Marketable Securities	-	285,000

Total Assets	$32	$287,868

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$176	$113,679
Advances from related party	8,400	6,400

Total Current Liabilities	8,576	120,079

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 50,000,000
shares authorized; 5,590,473 and
5,490,473 shares issued and outstanding,
Respectively	5,590	5,490
Additional paid-in capital	626,315	463,015
Accumulated Deficit	(640,449)	(300,716)

Total Stockholders’ Equity ( Deficit)	(8544)	167,789

Total Liabilities and Stockholders’ Equity	$32	$287,868

See accompanying notes to unaudited condensed financial statements.

BEVERLTY HOLDINGS, INC.
CONDENSED STATEMENT OF LOSSES
(UNAUDITED)

	For the Thee Months		For the Six months
	Ended December 31		Ended December 31,
	2002	2001	2002	2001
Sales
	$--	$--	$--	$--
Cost of Sales
	--	--	--	--
Gross Profit
	--	--	--	--
General and Administrative Expenses	4,225	55,520	54,733	107,436
Impairment of investment in non-marketable securities	0	--	285,000	--

Net Loss	$(4,225)	$(55,520)	$(339,733)	$(107,436)

Basic and Diluted Loss Per Share	(0.00)	(0.01)	(0.06)	(0.02)
Weighted Average Number of Shares
Outstanding	5,590,473	5,338,843	5,563,299	4,801,478

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

Cash Flows From Operating Activities
Net loss	$(339,733)	$(107,436)
Impairment of investment in non-
marketable securities	285,000
Capitalization of previously incurred accounts payables	153,400
Changes in current assets and liabilities:
Prepaid expenses and other current assets	2,000	(1,000)
Accounts payable	(113,504)	(735)
Advances from related party	2,000

Net Cash Used in Operating Activities	$(10,837)	$(109,171)

Cash Flows From Investing Activities
Investments in non-marketable securities	0	(250,000)

Net Cash Used in Investing Activities	0	(250,000)

Cash Flows From Financing Activities

Proceeds from issuance of common stock	10,000	430,000

Net Cash Provided by Financing Activities	$10,000	$430,000

Net Change In Cash	$(837)	$70,829

Cash at Beginning of Period	$868	$3,102

Cash at End of Period	$31	$73,931

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2002
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. The unaudited condensed financial statements should be read in conjunction with the June 30, 2002 financial statements and footnotes thereto included in the Company's Form 10K-SB.

Business and Basis of Presentation

Beverly Holdings, Inc. (the "Company"), was formed under the laws of the State of Nevada in July, 1986. The Company ceased operations in September 2002 and we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to reorganize and recapitalize the Company.

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2002 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2003, June 30, 2004, June 30, 2005, June 30, 2006, and June 30, 2007  and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the six months ended December 31, 2002, the Company incurred a net loss of $4,225.  As of December 31, 2002, the Company has had no revenues and the accumulated deficit from reorganization totaled $640,449.  These factors, among others, indicate that the Company may be unable to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company‘s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations.  The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

NOTE 2 - INVESTMENT IN NON-MARKETABLE SECURITIES

During July of 2001, the Company entered into an agreement with Sonic Garden, Inc.  (SGI), a privately held  California  corporation in the business of online music and traditional recordings that gives the Company the right to purchase up to  2,000,000  shares  of SGI at $0.50  per  share.  The  price  per  share  was determined  as a  result  of an  arms  length  negotiation  between  SGI and the Company.  If the Company were to exercise the option and receive the entire 2,000,000 shares of SGI, the Company would own approximately 22% of the outstanding equity securities of SGI.  The Company originally planned to exercise the Option in multiple traunches over a 12 month period; however, the Company is not obligated to purchase any shares from SGI. The Company considered this to be a long-term investment.

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

On January 24, 2002,  the Company  purchased  100,000 common shares of Corporate Playbook Holdings,  Inc.,  (Corporate  Playbook) a privately held corporation the online  human  resources  industry,  for  $25,000,  or $0.25 per share.  The purchase price was determined as the result of an arms length negotiation between the Company and Corporate Playbook.  Because Corporate Playbook is a privately held corporation, the purchase was recorded as an investment in non-marketable securities at the purchase price of $0.25 per share.

As of June 30, 2002, management determined that its investment in Corporate Playbook was impaired and wrote the investment to zero.  If Corporate Playbook becomes a publicly traded company, or a readily determinable market value becomes available, the carrying value of the investment will be adjusted to the readily determinable market value.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2002, the Company has issued and outstanding 5,590,473 shares of common stock.

On July 25, 2002, the Company issued 100,000 shares of common stock for $10,000 in proceeds to the president of the Company in consideration for his service as a director and as President, Secretary and Treasurer. The Company valued the shares at $0.10 per share, or $10,000, which reflects the fair value of the shares issued. The Company did not charged the any amount to operations.

As of December 31, 2002 the certain obligations of the Company were capitalized as capital contributions and recorded as Additional Paid-in Capital.  $128,400 payable to MSI and $25,000 payable to Boyd & Chang were recorded in the capital account.  Both of these debt holders agreed to the re-characterization of their obligations to paid in capital without an obligation of the Company to issue new stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended  September  30, 2002,  and the year ended June 30, 2002, Mackenzi Shea, Inc. (“MSI”) made advances to the Company to meet current operating expenses. The Company engaged MSI to provide general business consulting.  The Company agreed to pay MSI a monthly fee of $15,000 plus normal fees and out of pocket costs.  MSI has on several occasions advanced the Company funds for operations.  As of September 30, 2002, the balance of $8,400 was due on demand with no other terms stated.  As of December 31, 2002 all of the advances to MSI were converted to Additional Paid in Capital. The Company does not have an obligation to issue any additional stock because of this contribution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Beverly Holdings, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Comparison of Current Period Results of Operations with Prior Periods

Beverly Holdings, Inc. (the "Company", "we" or "us") was formed under the laws of the State of Nevada in 1986. The Company ceased operations in September 2002 and we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to reorganize and recapitalize the Company. Accordingly, the comparison of current period operating results with those of prior periods is not meaningful.

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2002 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2003, June 30, 2004, June 30, 2005, June 30, 2006, and June 30, 2007  and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Current Operations

The Company ceased operations in September 2002 and we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to reorganize sand recapitalize the Company.

The Company intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have no particular acquisition in mind and have not entered into any definitive documentation regarding such an acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

•	the ability to use registered securities to acquire assets or businesses;

•	increased visibility in the marketplace;

•	ease of borrowing from financial institutions;

•	improved stock trading efficiency;

•	shareholder liquidity;

•	greater ease in subsequently raising capital;

•	compensation of key employees through stock options;

•	enhanced corporate image; and

•	a presence in the United States capital market.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our company may include the following:

•	a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company which desires to become public with less dilution of its common stock than would occur upon an underwriting;

•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company which may wish an initial entry into the United States securities market;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

•	a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through the existing contacts of the sole executive officer

The analysis of new business opportunities will be undertaken by or under the supervision of Jon Roylance, our sole executive officer and director.  Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	potential for growth, indicated by new technology, anticipated market expansion or new products;

•	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	strength and diversity of management, either in place or scheduled for recruitment;

•
capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	the cost of participation by our company as compared to the perceived tangible and intangible values and potentials;

•	the extent to which the business opportunity can be advanced;

•	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Securities Exchange Act of 1934 (the “Exchange Act”). Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2002 and all subsequent quarterly and annual reports

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Our Company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We dormant and have no revenue or business operations. Over the next 12 months, from the date of this document, we will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We expect that we will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

As of December 31, 2002, we had no cash. We incurred a net loss of $339,733 for the period July 1, 2002 to December 31, 2002. In addition, we had a working capital deficit of $ 640,449 as of December 31, 2002.

Going Concern Consideration

The condensed financial statements contained in this report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our company.

The independent auditors report on our June 30, 2002 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern

Liquidity and Capital Resources

As of December 31, 2002, the Company had a accumulated deficit of $640,449. The Company used $10,837 in cash from operations and generated $10,000 of cash flow from financing activities for the six months ended December 31, 2002.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.

We currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Product Research and Development

We do not anticipate incurring research and development expenditures during the 12 month period.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the 12 months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

As of March 20, 2008 we had no full or part time employees, other than Jon Roylance who functions in the capacity of the Company’s chief executive and chief financial officer. Should the Company enter into a business or development opportunity, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

Our opinion is that inflation has not had a material effect on our operation.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2002 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. As stated above, there were significant deficiencies or material weaknesses with respect to our internal controls and management will continue to evaluate our internal controls and implementing corrective measures, which includes the establishment of new internal policies.. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 3A(T). CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on our financial position, results of operations or liquidity. We will seek to minimize disputes but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

On July 25, 2002, the Company issued 100,000 shares of common stock for $10,000 in proceeds to the President of the Company in consideration for his service as a director and as President, Secretary and Treasurer. The Company valued the shares at $0.10 per share, or $10,000, which reflects the fair value of the shares issued. The Company did not charged the any amount to operations.

(b)	None

(c)	None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits required to be attached by Item 601 of Regulation S-B are listed below and are incorporated herein by this reference.

Exhibit 31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BEVERLY HOLDINGS, INC.

March 25, 2008	By:	/s/ Jonathan Roylance
Jonathan Roylance
Chief Executive Officer