Form 10QSB
period 2003-03-31
BEVERLY HOLDINGS INC
filed 2008-03-26
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB
 -----------

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDEDMarch 31, 2003.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

BEVERLY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-14982-LA	77-0530472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employ Identification No.)

 PO Box 155 33rd Northwest 185th, Portland OR 97299

     (Address of principal executive offices)         (Zip Code)

Company's telephone number, including area code:      (503) 520-1376

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

[   ] Yes  [X] No

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] Yes  [   ] No

    State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date 5,590,473 Shares as of the date of this report.

    Transitional Small Business Disclosure Format (check one): [   ] Yes    [ X ] No

Form 10-QSB for the Quarter ended March 31, 2003

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BEVERLY HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2003	2002
	(Unaudited)	( Audited)
ASSETS
Current Assets
Cash	$0	$868
Prepaid expenses and other current asset	0	2,000

Total Current Assets	0	2,868

Investments in Non-Marketable Securities	0	285,000

Total Assets	$0	$287,868

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$0	$113,679
Advances from related party	0	6,400

Total Current Liabilities	0	120,079

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 50,000,000
shares authorized; 5,590,473 and
5,490,473 shares issued and outstanding,
respectively	5,590	5,490
Additional paid-in capital	634,715	463,015
Accumulated Deficit	(640,305)	(300,716)

Total Stockholders' Equity (Deficit)	0	167,789

Total Liabilities and Stockholders' Equity (Deficit)	$0	$287,868

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF LOSSES
(UNAUDITED)

	For the Thee Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2003	2002	2003	2002

Sales	$--	$--	$--	$--

Cost of Sales	--	--	--	--

Gross Profit	--	--	--	--

General and Administrative Expenses	(144)	51,084	54,589	158,520
Impairment of investment in non-
marketable securities	$--	$--	$285,000	$--

Net Loss	$(144)	$(51,084)	$(339,589)	$(158,520)

Basic and Diluted Loss Per Share	0.00	(0.01)	(0.06)	(0.03)
Weighted Average Number of Shares
Outstanding	5,590,473	5,490,473	5,563,299	5,027,791

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Cash Flows From Operating Activities
Net loss	$(339,589)	$(158,520)
Impairment of investment in non-
marketable securities	285,000	-

Capitalization of previously incurred debt	161,800	-

Changes in current assets and liabilities:
Prepaid expenses and other current assets	1,825	(2,000)
Accounts payable	(121,904)	34,686
Advances from related party	2,000	3,300

Net Cash Used in Operating Activities	(10,868)	(122,534)

Cash Flows From Investing Activities
Investments in non-marketable securities	0	(310,000)

Net Cash Used in Investing Activities	0	(310,000)

Proceeds from issuance of Common Stock	10,000	430,000

Net Cash Provided by Financing Activities	$10,000	$430,000

Net Change In Cash	$(868)	$(2,534)

Cash at Beginning of Period	$868	$3,102

Cash at End of Period	$0	$568

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

Business and Basis of Presentation

Beverly Holdings, Inc. (the "Company"), was formed under the laws of the State of Nevada in July, 1986. The Company ceased operations in September 2002 and we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to reorganize and recapitalize the Company.

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the nine months ended March 31, 2003 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2003, June 30, 2004, June 30, 2005, June 30, 2006, and June 30, 2007 and all quarterly reports through and including the period ended March 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the nine months ended March 31, 2003, the Company incurred a net loss of $(339,589).  As of March 31, 2003, the Company has had no revenues and the accumulated deficit from reorganization totaled $640,593.  These factors, among others, indicate that the Company may be unable to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company‘s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations.  The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

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

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2003 the Company has issued and outstanding 5,590,473 shares of common stock.

On July 25, 2002, the Company issued 100,000 shares of common stock for $10,000 in proceeds to the president of the Company in consideration for his service as a director and as President, Secretary and Treasurer. The Company valued the shares at $0.10 per share, or $10,000, which reflects the fair value of the shares issued. The Company did not charged the any amount to operations.

As of March 31, 2003 the an obligation of the Company was capitalized as a capital contribution and recorded as Additional Paid-in Capital.  $8,400 payable to MSI was recorded in the capital account.  MSI agreed to the re-characterization of their obligations to paid in capital without an obligation of the Company to issue new stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended  September  30, 2002,  and the year ended June 30, 2002, Mackenzi Shea, Inc. (“MSI”) made advances to the Company to meet current operating expenses. The Company engaged MSI to provide general business consulting.  The Company agreed to pay MSI a monthly fee of $15,000 plus normal fees and out of pocket costs.  MSI has, on several occasions, advanced the Company funds for operations. As of September 30, 2002, the balance of $8,400 was due on demand with no other terms stated.  As of December 31, 2002 all of the advances to MSI were converted to Additional Paid in Capital. The Company does not have an obligation to issue any additional stock because of this contribution.

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

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the nine months ended March 31, 2003 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2003, June 30, 2004, June 30, 2005, June 30, 2006, and June 30, 2007  and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Current Operations

The Company ceased operations in September 2002 and we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to reorganize sand recapitalize the Company.

Instead, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

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

We are presently subject to all of the reporting requirements included in the Securities Exchange Act 0f 1934 (the “Exchange Act”). Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the nine months ended March 31, 2003 and all subsequent quarterly and annual reports

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

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

We are dormant and have no revenue or business operations. Over the next 12 months, from the date of this document, we will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

As of March 31, 2003, we had no cash. We incurred a net loss of $339,589 for the period July 1, 2002 to March 31, 2003. In addition, we had accumulated deficit of $ 640,593 as of March 31, 2003.

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

As of March 31, 2003, the Company had a accumulated deficit of $640,305. Cash used in operation (10,868), cash provided by financing activities 10,000 during the nine month period ended March 31, 2003.

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

Number of Employees

As of March 31, 2003 we had no full or part time employees, other than Jon Roylance who functions in the capacity of the Company’s chief executive and chief financial officer. Should the Company enter into a business or development opportunity, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2003 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	None

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