Form 10KSB
period 2003-06-30
BEVERLY HOLDINGS INC
filed 2008-03-26
CIK 816232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB SEC
_______
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: JUNE 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BEVERLY HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

Nevada	33-14982-LA	77-0530472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Unit 155 33rd Northwest 185th , Portland OR 97229	97229
(Address of principal executive offices)	(Zip code)

Company's telephone number, including area code:    (503)520-1376

    Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant's  knowledge, in definitive proxy or information statements incorporated by  reference in Part  III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [x] Yes [ } No

    The issuer's  revenues from continuing operations for the year ended June 30, 2003 were $0.

    As of March 20, 2008 the Company had 5,590,473 shares outstanding.

    The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2008 was $0.

FORM 10-KSB - Index

PART I

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

The Company ceased operations in September of 2002 and has not undertaken any business activities from continuing operations. The Company is currently dormant, while a development plan is developed to reorganize and recapitalize the Company.  Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2002 all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2004, June 30, 2005, June 30, 2006, and June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

BUSINESS OF THE COMPANY

         The Company had no operations or revenues, or significant assets or liabilities.  The Company had minimal activities at the operating subsidiary level from the period between July 1, 2000 and August 30, 2000.  Thereafter, the Company’s activities related only to the actions necessary to complete the divestiture of the operating subsidiaries.  For financial reporting purposes, the Company was considered the successor to the historical Digital D.J.  Holdings, Inc., and Subsidiaries and the Company were considered a newly organized entity on August 30, 2000, the date negotiations relating to the reorganization were approved by the shareholders.  The accompanying  financial  statements do not include any of the  historical  operations  related  to  the  operations  of the  Digital  D.J. Holdings, Inc., and its subsidiaries prior to August 30, 2000.

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

The Company determined that as of September 30, 2002 the investment in SGI was impaired and wrote the investment to zero.  If SGI becomes a publicly traded company, or a readily determinable market value becomes available, the carry value of the investment will be adjusted to the readily determinable market value

         On January 24, 2002, the Company purchased 100,000 common shares of Corporate Playbook Holdings, Inc., (Corporate Playbook) a privately held corporation in the online human resources industry, for $25,000, or $0.25 per share.  The purchase price was determined as the result of an arms length negotiation between the Company and Corporate Playbook.  The Company considers this to be a long-term investment.

         As of June 30, 2002, management determined that its investment in Corporate Playbook was impaired and wrote the investment to zero. If Corporate Playbook becomes a publicly traded company, or a readily determinable market value becomes available, the carry value of the investment will be adjusted to the readily determinable market value.

RISK FACTORS

         The Company’s business and the actions proposed in this report are subject to numerous risk factors, including the following:

         THE COMPANY HAS LIMITED OPERATING HISTORY AND REVENUE AND MINIMAL ASSETS AND OPERATES AT A LOSS.  The Company has operated at a loss since inception and has divested itself of all of its revenue generating assets.  The Company has had limited operating history since divestiture of DDJ and has no revenues from operations since the divestiture.   The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

         CONFLICTS OF INTEREST.  Mr. Jon Roylance, the Company's Chief Executive Officer, participates in other business ventures which could limit the amount of time he can devote to the Company.  Additional conflicts of interest and non-arms length transactions may also arise in the future.

         THE PROPOSED OPERATIONS OF THE COMPANY ARE SPECULATIVE.  The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of target companies, identified from time to time.  While business combinations with entities having established operating histories are preferred, there can be no assurance that the Company will be successful in locating other candidates which meet such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable.  In the event the Company completes a business combination the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

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

         PROBABLE CHANGE IN CONTROL AND MANAGEMENT.  A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company.  As a condition of the business combination agreement, certain majority shareholders may agree to sell or transfer all or a portion of their common stock in the Company so to provide the target company or its affiliates with all or majority control.  The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their  participation in the future affairs of the Company.

         POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION.  A business combination normally will involve the issuance of a significant number of additional shares.  Depending upon the value of the assets acquired in such business combination, the per share value of the Company’s common stock may increase or decrease, perhaps significantly.

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

ITEM 2.  PROPERTIES

         The Company’s principal executive offices are located at the offices of the sole executive officer pursuant to a monthly arrangement at no cost.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to the vote of its security holders during the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company’s common stock was quoted on the OTC Bulletin Board under the symbol BVHL.  The Company was removed from the OTC Bulletin Board in November 2002.  The transfer agent and registrar for the common stock is Transfer Online, Inc. The following table sets forth for the periods  indicated the high  and low sale  prices  for  shares  of the  Company's  common  stock as reported  on the OTC  Bulletin  Board for the year ended  June 30,  2002

Fiscal Year Ended 2002	High	Low
Fourth Quarter	$4.00	$0.25
Third Quarter	$3.00	$0.25
Second Quarter	$5.00	$0.25
First Quarter	$4.10	$0.25

         The source of this information was ILX Services, Inc. As of March 20, 2008 there were approximately 450 holders of record for the Company’s common stock.

         As of the date of this report, the Company’s common stock is not publicly traded.  The Company has been dormant since about September 30, 2002.  As such the Company’s stock is not traded on an exchange nor is there any other market where the stock is traded.

In prior years, the Company’s common stock was traded on the OTC Bulletin Board rather than an exchange.  Accordingly, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the common stock.  Further,  in the absence of a security being quoted on NASDAQ,  a market price of at least $5.00 per share or a company having in excess of $4,000,000 in net tangible  assets,  trading in the Company's  securities  may be covered by a Securities and Exchange  Commission  ("SEC") rule that imposes  additional sales practice  requirements  on  broker-dealers  who sell such  securities to persons other  than   established   customers  and   accredited   investors   (generally institutions  with net worth in excess of $1,000,000 or annual income  exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchasers' written agreement to the transaction prior to the sale.  Consequently,  the rule affects the ability of  broker-dealers  to sell our  securities  and also may affect  the  ability  of  purchasers  in this offering to sell their securities in the secondary market.

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

         Recent changes to Rule 15c2-11 require that companies, such as Beverly Holdings, Inc., must be reporting issuers under the Securities Exchange Act of 1934, as amended in order to maintain trading privileges on the "Electronic Bulletin Board." As such our  inability to file form  10-K's,  and other reports  required  under  Section 12(g) on a timely basis would  adversely effect the marketability of our securities.

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

TRANSFER AGENT

         The transfer agent and registrar for the Company is Transfer Online, Inc., located at 227 Pine Street, Suite 300, Portland, Oregon 97204.

RECENT SALES OF UNREGISTERED SECURITIES

         On March 31, 2001,  the Board of Directors of the Company  approved the terms of a proposal provided by International Fiduciary Trust & Holdings,  S.A., pursuant  to which the  Company  would  enter  into an  overall  financing  plan requiring two consecutive but differing  private  placements and a reverse stock split.  The plan  called  for the  Company  to  conduct a private  placement  of 20,000,000 shares of its common stock at $.01 per share, which was approximately 50% of the market value of the Company's  publicly  traded shares as of the date of the  resolution.  Thereafter, the Company agreed to conduct a 4-to-1 reverse stock split.  Upon  completion  of the reverse stock split and as of the date of this report,  the Company  completed and accepted  subscriptions  for 20,000,000 shares  of  common  stock   (5,000,000   post-split)   and  received   aggregate subscription  proceeds in the amount of $200,000 in the first private placement, as more particularly described below:

         a. The Company sold 20,000,000 shares (5,000,000 post-splits) of common stock pursuant to an unregistered offering effective on September 30, 2001.

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

         d. The  securities  were  sold in  reliance  upon the  exemptions  from registration  afforded under  Regulation D and Rule 506 promulgated  hereunder.   Securities were offered only to accredited investors.  Each investor completed a Subscriber Questionnaire and a Subscription Agreement certifying that they were accredited investors.

         e.  Proceeds  of the  offering  were used to  exercise a portion of the Option  and for the  Company's  general  operational  purposes  and as  follows:  accounting  and audit  fees,  retirement  of debt,  new  transfer  agency  fees, outstanding consulting fees and general working capital.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Annual Report , references to the "Company," "we," “our” or "us" refer to Beverly Holdings, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Report. This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

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

Comparison of Current Period Results of Operations with Prior Periods

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

We are in a dormant stage and have no revenue or business operations. Over the next 12 months, we will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

As of June 30, 2003, we had no cash. We incurred a net loss of $ 339,589 for the period July 1, 2002 to June 30, 2003.

Going Concern Consideration

The financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our Company.

The independent auditors report on our June 30, 2003 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern

Liquidity and Capital Resources

As of June 30, 2003, we had no working capital. We generated no cash flow from operations during the year ended June 30, 2003. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On November 19, 2007  (the “Dismissal Date”), the Company dismissed Hansen, Barnett & Maxwell (the “Former Auditor”) as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on November 19, 2007.  Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended June 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on the Company’s consolidated financial statements as of and for the years ended June 30, 2002 and 2001 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the  Company's  operating  loss  since  reorganization, negative  operating cash flow, and lack of operating history raises  substantial doubt  about its  ability to continue  as a going  concern

During the years ended June 30, 2002 and 2001, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended June 30, 2002 and 2001, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On November 19, 2007 (the “Engagement Date”), the Company engaged RBSM LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2003. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2003 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. As stated above, there were significant deficiencies or material weaknesses with respect to our internal controls and management will continue to evaluate our internal controls and implementing corrective measures, which includes the establishment of new internal policies.  However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 8A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 8(B)   Other Information

Not applicable

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Prior to June 30, 2003, each of the executive officers and directors had resigned.  Subsequent to June 30, 2003, the shareholder holding a majority of the outstanding shares of common stock appointed the following persons As directors and executive officers of the Company.

Jonathan Roylance	59	Chairman of the Board, CEO, President, CFO and Secretary
Name	Age	Position with the Company

Mr. Roylance is 59 years old and for the past 5 years has been the president of Tiger Lewis Inc., a Nevada corporation.  Tiger Lewis is a business development and corporate finance and consulting firm formed in 1997.

         Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors.  Directors  are  elected  at the  annual  meeting of shareholders to serve for their term and until their  respective  successors are duly  elected and  qualify,  or until their  earlier  resignation,  removal from office,  or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term.  See "Board of Directors” for a discussion of the Directors' terms.

Board of Directors

         The Company's Bylaws fix the size of the Board of Directors at no fewer than one and no more than 5 members,  to be elected  annually by a plurality  of the votes  cast by the  holders  of Common  Stock,  and to serve  until the next annual meeting of stockholders  and until their  successors have been elected or until  their  earlier  resignation  or removal.  Currently, there is one (1) director.

Section 16(a) - Beneficial Ownership

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a)-3(e) during its most recent fiscal year, no officer nor director had a beneficial ownership of more than 10% of the Company's common stock.

ITEM 10. EXECUTIVE COMPENSATION

         No officer or director of the company received compensation for the fiscal years ended June 30, 2003 or June 30, 2002

Director Compensation

         The Company has no direct contractual agreements with its directors.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2008. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
•	each of our directors;

•	each of our executive officers; and
•	our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 5,590,473 shares outstanding on March 20, 2008, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after March 20, 2008.

Name	Number of Shares Beneficially Owned	Percent of Class
Jonathan Roylance (1)	190,000	3.40%
In International Fiduciary Trust & Holdings SA	350,000	6.26%
Native American Financial Services Inc.	935,000	16.72%

All officers and directors as a group (1 person)	190,000	3.40%

*	Less than one percent

(1)	Officer and/or director of our Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 1, 2001, the Company entered into an agreement with MSI to engage and retain MSI as a Business Consultant for a period of two years unless otherwise terminated.  The Company agreed to pay MSI a monthly advisory fee of $15,000 plus other normal and reasonable out-of-pocket expenses. The contract terminated as of March 1, 2003, and all amounts owed to MSI was capitalized as paid in capital.

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

         A prospective  target company should be aware that the market price and trading  volume of the  Company's  securities,  when and if listed for secondary trading,  may  depend in great  measure  upon the  willingness  and  efforts  of successor  management  to  encourage  interest in the Company  within the United States financial  community.  The Company does not have the market support of an underwriter that would normally follow a public offering of its securities.  Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in the Company’s securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in the Company’s securities, which may result in a significant pressure on their market price.  The Company may  consider  the  ability  and  commitment  of a target  company  to  actively encourage interest in the Company's  securities following a business combination in deciding whether to enter into a transaction with such company.

         A business combination with the Company separates the process of becoming a public company from the raising of investment capital. As a result, a business  combination  with  the  Company  normally  will  not  be a  beneficial transaction  for a target  company  whose  primary  reason for becoming a public company is the immediate infusion of capital. The Company may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination.  It is possible; however, that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

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

Conflicts of Interest

         Mr. Roylance is engaged in other business activities, he will devote only a portion of his time to the Company’s affairs.

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

ITEM 13. EXHIBITS

Index to Exhibits

         All of the items below are incorporated by reference.

Number	Description

3.1	Articles of Incorporation dated July 31, 1996

3.2	Certificate of Amendment to the Articles of Incorporation dated June 10, 1987

3.3	Certificate of Amendment to the Articles of Incorporation dated December 17, 1999

3.4	Certificate of Amendment to the Articles of Incorporation dated March 6, 2001

3.5	Bylaws

16.1	Letter from Hansen, Barnett & Maxwell, P.C. (Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission dated March 14, 2008)

31.1	Certification of the Principal Executive/Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.    Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2003 thru June 30, 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during these fiscal years including the Quarterly Reports on Form 10-QSB for the periods thru December 31, 2007 is $20,000.00.  The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for the period ended June 30, 2002  and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB thru September 2002 was $5,522.

Audit Related Fees. We incurred fees to auditors of $0 and $0 for audit related fees in connection with the audit of acquisition targets during the fiscal years ended June 30,2003 and 2002, respectively.

Tax Fees. We incurred fees to auditors of $0 and $0 for tax compliance, tax advice and tax compliance services during the fiscal year ended June 30, 2003 and 2002, respectively.

The sole director, acting in the capacity of the Audit Committee, has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY HOLDINGS, INC.

March 21, 2008	By:	/s/ Jonathan Roylance
Jonathan Roylance
President, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE
/s/Jonathan Roylance Jonathan Roylance	Chief Executive Officer, Chairman of the Board

FINANCIAL STATEMENTS AND SCHEDULES

JUNE 30, 2003 and 2002

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

BEVERLY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
Beverly Holdings, Inc.
Portland, Oregon

We have audited the accompanying balance sheet of Beverly Holdings, Inc. ("Company") as of June 30, 2003, and the related statements of losses, stockholders' equity and cash flows for  the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beverly Holdings, Inc.  as of June 30, 2003, and the results of its operations and its cash flows for the year ended June 30, 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	By:	/s/ RBSM LLP
RBSM LLP
New York, New York
March 10, 2008

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Beverly Holdings, Inc.

We have audited the accompanying balance sheet of Beverly Holdings, Inc. ("Company") as of June 30, 2002, and the related statements of losses, stockholders' equity and cash flows for  the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beverly Holdings, Inc.  as of June 30, 2002, and the results of its operations and its cash flows for the year ended June 30, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	By:	/s/ Hansen, Barnett & Maxwell, P.C.
Hansen, Barnett & Maxwell
Salt Lake City, Utah
October 14, 2002

BEVERLY HOLDINGS, INC.
BALANCE SHEETS

ASSETS
	June 30,	June 30,
	2003	2002

Current Assets
Cash	$-	$868
Prepaid expenses and other current asset	-	2,000

Total Current Assets	-	2,868

Investments in Non-Marketable Securities	-	285,000
Total Assets	$-	$287,868

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$-	$113,679
Advances from related party	-	6,400

Total Current Liabilities	-	120,079

Stockholders' Equity:
Common stock, $0.001 par value; 50,000,000
shares authorized; 5,590,473 and
5,490,473 shares issued and outstanding,
respectively	5,590	5,490
Additional paid-in capital	634,715	463,015
Accumulated Deficit	(640,305)	(300,716)

Total Stockholders' Equity	-	167,789

Total Liabilities and Stockholders' Equity	$-	$287,868

            The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
STATEMENTS OF LOSSES

	For the Year
	Ended June 30
	2003	2002
Operating expenses:
General and Administrative Expenses	$54,589	$207,355
Impairment of investment in non-
marketable securities	285,000	25,000
Total operating expenses	339,589	232,355
Net Loss from operations	(339,589)	(232,355)
Income taxes (benefit)	-	-
Net Loss	$(339,589)	$(232,355)

Basic and Diluted Loss Per Share	$(0.06)	$(0.05)
Weighted Average Number of Shares	5,590,473	5,143,144

    The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JUNE 30, 2003

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - June 30, 2001	3,140,473	$3,140	$35,365	$(68,361)	$(29,856)
Shares issued for Cash at $0.04 per share	2,000,000	2,000	78,000	--	80,000
Shares issued for cash at $1.00 per share	350,000	350	349,650	--	350,000
Net loss				(232,355)	(232,355)

Balance - June 30, 2002	5,490,473	5,490	463,015	(300,716)	167,789
Shares issued for Cash at $.10 per share	100,000	100	9,900	--	10,000
Debt converted to paid in Capital
December 2002	--	--	153,400	--	153,400
Debt converted to paid in capital
March 2003	--	--	8,400	--	8,400
Net loss				(339,589)	(339,589)

Balance - June 30, 2003	5,590,473	$5,590	$634,715	$(640,305)	$0

The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2003	2002

Cash Flows From Operating Activities
Net loss	$(339,589)	$(232,355)
Impairment of investment in non-
marketable securities	285,000	25,000
Capitalization of previously incurred payables	161,800	-
Changes in current assets and liabilities:
Prepaid expenses and other current assets	1,825	(2,000)
Accounts payable	(121,904)	80,721
Advances from related party	2,000	6,400

Net Cash Used in Operating Activities	(10,868)	(122,234)

Cash Flows From Investing Activities
Investments in non-marketable securities	-	(310,000)

Net Cash Used in Investing Activities	-	(310,000)

Cash Flows From Financing Activities

Proceeds from issuance of common stock	10,000	430,000

Net Cash Provided by Financing Activities	10,000	430,000

Net Change In Cash	(868)	(2,234)

Cash at Beginning of Period	868	3,102

Cash at End of Period	$0	$868

 The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
JUNE 30, 2003 AND 2002
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Organization - Beverly Holdings, Inc.  (the “Company") was formed under the laws of the State of Nevada in 1986. The Company ceased operations in September 2002 and  has not undertaken any business activities from continuing operations. The Company is currently dormant, while developing  a plan to reorganize and recapitalize the Company.

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

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the year ended June 30, 2003 and June 30, 2002, the Company incurred net losses of $339,589 and $232,355 respectively, had negative operating cash flows of $10,868 and $122,234, respectively.  These  factors  and  the  Company's  lack of  operating  history, indicate  that the Company may be unable to  continue  as a going  concern.  The accompanying financial statements do not include any adjustments relating to the carrying  amount  and  classification  of  recorded  assets  or the  amount  and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going  concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. Management plans to raise additional capital through private placement offerings; however, there is no assurance that management will be able to raise capital sufficient for the Company's need. The Company is currently dormant  whose purpose is to seek merger and acquisition candidates.

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

Long-Lived Assets-The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

BEVERLY HOLDINGS, INC.
JUNE 30, 2003 AND 2002
NOTES TO FINANCIAL STATEMENTS

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

Advertising-The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended June 30, 2003 and 2002.

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

Stock Based Compensation- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2002 and 2001 and for subsequent periods. The Company did not incur any stock-based compensation during the years ended June 30, 2003 and 2002

NOTE 2 -- STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2003 the Company has issued and outstanding 5,590,473 shares of common stock.

All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

During the year ended June 30, 2002, the Company issued 2,000,000 shares of common stock in exchange for $80,000.

During the year ended June 30, 2002, the Company issued  350,000 shares of common stock for $350,000 in proceeds pursuant to the exercise of 350,000 of previously issued options.

During the year ended June 30, 2003, the Company issued 100,000 shares of common stock in exchange for $ 10,000.

During the year ended June 30, 2003, the Company , the Company entered into an agreement with Mackenzie Shea, Inc. (MSI) to engage and retain MSI as a Business Consultant for a period of two years unless otherwise terminated.  The Company agreed to pay MSI a monthly advisory fee of $15,000 plus other normal and reasonable out-of-pocket expenses. As of December 31, 2002 the Company owed MSI about $120,000 of accrued consulting fees and MSI

BEVERLY HOLDINGS, INC.
JUNE 30, 2003 AND 2002
NOTES TO FINANCIAL STATEMENTS

had advanced the Company $8,400.  In the first quarter of calendar year 2003 MSI advanced the company and additional $8,400.  Pursuant to an agreement between the Company and MSI, the total amount of debts owed to MSI was capitalized to additional paid in capital. The total amount capitalized was $136,800.  The Company also capitalized to additional paid in capital and amount owed to the law firm of Boyd & Chang, the amount capitalized on December 31, 2002 was $25,000.

NOTE 3 -- INVESTMENTS

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

As of September 30, 2002 the Company determined that the value of the Sonic Garden,Inc investment was impaired and valued the investment at zero.  If Sonic Garden, Inc. becomes a  publicly  traded  company,  or a readily  determinable  market  value becomes  available,  the carry value of the  investment  will be adjusted to the readily determinable market value.

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

NOTE 4 -- INCOME TAXES

The components of the net deferred tax asset as of June 30, 2003 and 2002 are as Follows:

	2003	2002
Tax Net Operating Loss Carry forward	$209,204	$93,743
Valuation Allowance	(209,204)	(93,743)

Net Deferred Tax Asset	$--	$--

BEVERLY HOLDINGS, INC.
JUNE 30, 2003 AND 2002
NOTES TO FINANCIAL STATEMENTS

During the period ended June 30, 2003, the Company did not owe or pay any income taxes. As of June 30, 2003 the Company had net operating loss carry forwards for federal income tax reporting purposes of $615,305, which will begin to expire in 2022.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the periods ended June 30, 2003 and 2002:

	2003	2002
Income tax benefit at statutory rate (34%)	$115,461	$70,500
Change in valuation allowance	(115,461)	(70,500)

Provision for Income Taxes	$--	$--

During the years ended June 30, 2003 and 2001, the valuation allowance changed $115,461 and $70,500, respectively.

NOTE 5 -- CONSULTING AGREEMENT

On March 1, 2001, the Company entered into an agreement with Mackenzie Shea, Inc. (MSI) to engage and retain MSI as a Business Consultant for a period of two years unless otherwise terminated.  The Company agreed to pay MSI a monthly advisory fee of $15,000 plus other normal and reasonable out-of-pocket expenses. Much of the consulting fees were accrued but not paid; $120,000 of the accrued consulting fees owed to MSI was capitalized as paid in capital pursuant to an agreement between the Company and MSI, the total amount of debts owed to MSI that was capitalized to additional paid in capital was $136,800.

NOTE 6 -- RELATED PARTY TRANSACTIONS

During the year ended June 30, 2002, and June 30, 2003 MSI made advances to the Company to meet current operating expenses.  As of June 30, 2002, the balance of $6,400 was due on demand with no other terms stated.  All advances from MSI were capitalized during the 2003 fiscal year, the total amount of debts owed to MSI that was capitalized to additional paid in capital was $136,800.

NOTE 7 -- STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees:

	2003		2002
	Weighted- Average Exercise		Weighted- Average Exercise
	Shares	Price	Shares	Price

Outstanding at July 1	100,000	$	1,100,000	$0.92
Granted			--	--
Exercised	100,000	0.10	(350,000)	1.00
Expired			(650,000)	1.00

Outstanding at end of year	0	0.10	100,000	0.10
Options exercisable at June 30	0	0.10	100,000	0.10
Weighted-average fair value of options
granted during the period	--		--