Form 10QSB
period 2003-09-30
BEVERLY HOLDINGS INC
filed 2008-04-15
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB
__________________

SEC File No: 33-14982-LA

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

BEVERLY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-14982-LA	77-0530472
(State or other	(Commission	(IRS Employer
jurisdiction of	File Number)	Identification No.)
incorporation)

Unit 155 33rd Northwest 185th,  Portland OR 97229
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

[  ] Yes  [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] Yes  [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date, 5,590,473 Shares of common stock issued and outstanding  as of the date of this report.

Transitional Small Business Disclosure Format (check one): [   ] Yes    [ X ] No

Form 10-QSB for the Quarter ended September 30, 2003

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEVERLY HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2003	2003
	(Unaudited)	(Audited)

ASSETS

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$--	$--

Stockholders' Equity :
Common stock, $0.001 par value; 50,000,000
shares authorized; 5,590,473 and
5,590,473 shares issued and outstanding,
respectively	5,590	5,590
Additional paid-in capital	634,715	634,715
Accumulated Deficit	(640,305)	(640,305)

Total Stockholders' Equity	--	--

Total Liabilities and Stockholders' Equity	$--	$ ----

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENT OF LOSSES
(UNAUDITED)
	For the Three Months
	Ended September 30,
	2003	2002

General and Administrative Expenses	$--	$(50,508)
Impairment of investment in non-
marketable securities	--	(285,000)
Total operating expenses	--	(335,508)
Income taxes(benefit)	--	--
Net Loss	$--	$(335,508)

Basic and Diluted Loss Per Share	$--	(0.06)
Weighted Average Number of Shares
Outstanding	5,590,473	5,563,299

See accompanying notes to unaudited condensed financial  statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	September 30	September 30
	2003	2002

Cash Flows From Operating Activities
Net loss	$--	$(335,508)
Impairment of investment in non-
marketable securities	--	285,000
Changes in current assets and liabilities:
Prepaid expenses and other current assets	--	(3,263)
Accounts payable	--	41,029
Advances from related party	--	2,000

Net Cash Used in Operating Activities	$--	$(10,742)

Net Cash Used in Investing Activities	--	--

Cash Flows From Financing Activities
Proceeds from issuance of common stock	--	10,000

Net Cash Provided by Financing Activities	$--	$10,000

Net Change In Cash	$ -- --	$(742)

Cash at Beginning of Period	--	868

Cash at End of Period	$--	$126

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed financial statements should be read in conjunction with the June 30, 2003 financial statements and footnotes thereto included in the Company's  Form 10K-SB.

Business and Basis of Presentation

Beverly Holdings, Inc. (the "Company"), was formed under the laws of the State of Nevada in July, 1986. The Company ceased operations in September 2002 and we have not undertaken any business activities from continuing operations. The Company is currently dormant, while a plan is developed to reorganize and recapitalize the Company.

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the three months ended September 30, 2003 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2004, June 30, 2005, June 30, 2006, and June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007.  The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of the quarter ended September 30, 2003, the Company had no revenues and a accumulated deficit that totaled $640,503.  Additionally, the Company had no assets and no liabilities.   These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

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

During the year ended June 30, 2002 the Company purchased 570,000 common shares SGI  for $285,000. Because the present ownership of SGI by the Company is only a minority ownership  (less than 8%), the investment has been reported at its market value as an investment in non-marketable securities.  Because SGI is a privately held corporation and because there are no comparable shares being traded, the fair market value of the shares was determined to be the option price of $0.50 per share.

As of September 30, 2002, management determined that its investment in SGI was impaired and wrote the investment to zero.  If SGI becomes a publicly traded company, or a readily determinable market value becomes available, the carrying value of the investment will be adjusted to the readily determinable market value.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2003, the Company has issued and outstanding 5,590473 shares of common stock.

On July 25, 2002, the Company issued 100,000 shares of common stock for $10,000 in proceeds to the president of the Company consideration for his service as a director and as President, Secretary and Treasurer. The Company valued the shares at $0.10 per share, or $10,000, which reflects the fair value of the shares issued. The Company did not charged any amount to operations.

As of June 30, 2003 an obligation of the Company was capitalized as a capital contribution and recorded as Additional Paid-in Capital.  $8,400 payable to Mackenzi Shea, Inc. (“MSI”) was recorded in the capital account.  MSI agreed to the re-characterization of their obligations to paid in capital without an obligation of the Company to issue new stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended  September  30, 2002,  and the year ended June 30, 2003, MSI made advances to the Company to meet current operating expenses. The Company engaged MSI to provide general business consulting.  The Company agreed to pay MSI a monthly fee of $15,000 plus normal fees and out of pocket costs.  MSI has, on several occasions, advanced the Company funds for operations. As of September 30, 2002, the balance of $8,400 for advances and $120,000 consulting fees payable were due on demand with no other terms stated.  As of December 31, 2002 all of the advances to MSI were converted to Additional Paid in Capital. The Company does not have an obligation to issue any additional stock because of this contribution.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Beverly Holdings, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the three months ended September 30, 2003 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2004, June 30, 2005, June 30, 2006, and June 30, 2007  and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

The Company ceased operations in September 2002 and has not undertaken any business activities from continuing operations. The Company has begun to file all delinquent Form 10 QSB’s and Form 10 KSB’s :, while we develop a plan to reorganize and recapitalize the Company.

The Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive, the Company has virtually unlimited discretion to search for and enter into potential business opportunities.

The Company does not have any particular acquisition in mind and has not entered into any negotiations regarding such an acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, the Company may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

We anticipate seeking out a target business through the existing contacts of the sole executive officer.

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

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:
•	potential for growth, indicated by new technology, anticipated market expansion or new products;
•	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	strength and diversity of management, either in place or scheduled for recruitment;
•	capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or
•	similar arrangements or from other sources;
•	the cost of participation by our company as compared to the perceived tangible and intangible values and potentials;
•	the extent to which the business opportunity can be advanced;
•	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	other relevant factors.

In applying the foregoing criteria, no single factor will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. It also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, our officer and director, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company, which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

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

We are presently subject to all of the reporting requirements included in the Securities Exchange Act 0f 1934 (the “Exchange Act”). Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the three months ended September 30, 2003 and all subsequent quarterly and annual reports.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

The Company, based on the proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company is currently dormant and has no revenue or business operations.

Over the next 12 months, from the date of this document, the Company will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

The Company expects that it will need to raise funds in order to effectuate our business plans. The Company intends initially to seek additional investors to purchase its stock to provide working capital to fund operations. Thereafter, the Company will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available. The Company may seek to raise the required capital by other means. It may have to issue debt or equity or enter into a strategic arrangement with a third party. Currently there are no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since no such arrangements or plans are currently in effect, the Company’s inability to raise funds will have a severe negative impact on its ability to remain a viable company. In pursuing the foregoing goals, the Company may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

The Company does not expect to generate any revenues over the next twelve months. The principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for the Company shareholders.

As of September 30, 2003, the Company had no cash. It incurred a net loss of $339,589 for the period July 1, 2002  to June 30, 2003. In addition, the Company had accumulated deficit of $ 640,305 as of September 30, 2003.

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

The independent auditors report on our June 30, 2003 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2003, the Company had accumulated deficit of $640,305.  The Company generated no cash flow from operations during the three month period ended September 30, 2003.

While the Company has raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity in order to provide the necessary working capital.

Currently the Company has no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

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

Product Research and Development

The Company does not anticipate incurring research and development expenditures during the next 12 months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the 12 months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

As of March 31, 2008 the Company had no full or part time employees, other than Jon Roylance who functions in the capacity of the Company’s chief executive and chairman of the board. Should the Company enter into a business or development opportunity, it will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon generating revenues and obtaining sources of financing. There is no guarantee that the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

Our opinion is that inflation has not had a material effect on our operation.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that are file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, our CEO it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2003 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Controls

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 3A(T). CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, it is believe that the final disposition of such matters will not have material adverse effect on the Company’s financial position, results of operations or liquidity. The Company will seek to minimize disputes but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

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

BEVERLY HOLDINGS, INC.

Dated: April 15, 2008

By:	/s/ Jon Roylance
Jon Roylance
Chief Executive Officer