Form 10QSB
period 2003-12-31
BEVERLY HOLDINGS INC
filed 2008-04-15
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB
 -----------
SEC File No: 33-14982-LA

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months  (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing   requirements for the past 90 days.    [] Yes  [ X  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] Yes  [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date, 5,590,473 Shares of common stock issued and outstanding  as of the date of this report.

Transitional Small Business Disclosure Format (check one): [   ] Yes    [ X ] No

Form 10-QSB for the Quarter ended December 31, 2003

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEVERLY HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2003	2003
	(Unaudited)	(Audited)

ASSETS

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$--	$--

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000
shares authorized; 5,590,473 and
5,590473 shares issued and outstanding,
respectively	5,590	5,590
Additional paid-in capital	634,715	634,715
Accumulated deficit	(640,305)	(640,305)

Total Stockholders' Equity	--	--

Total Liabilities and Stockholders' Equity	$--	$ ---

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENT OF LOSSES
(UNAUDITED)

	For the Thee Months			For the Six months
	Ended December 31			Ended December 31,
	2003		2002	2003		2002

General and Administrative Expenses	$		$4,225	$		$54,733
Impairment of investment in non-
marketable securities		--	--		--	285,000
Total operating expenses		--	4,225		--	339,733
Income taxes (benefit)
Net Loss		$--	$(4,225)		$--	$(339,733)

Basic and Diluted Loss Per Share		$--	$--		$--	$(0.06)
Weighted Average Number of Shares
Outstanding		5,590,473	5,590,473		5,590,473	5,563,299

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2003	2002

Cash Flows From Operating Activities
Net loss	$--	$(339,733)
Impairment of investment in non-
marketable securities	--	285,000
Capitalization of previously incurred debt	--	153,400
Changes in current assets and liabilities:
Prepaid expenses and other current assets	--	2,000
Accounts payable	--	(113,504)
Advances from related party	--	2,000

Net Cash Used in Operating Activities	$--	$(10,837)

Net Cash Used in Investing Activities	--	--

Cash Flows From Financing Activities
Proceeds from issuance of common stock	--	10,000

Net Cash Provided by Financing Activities	$--	$10,000

Net Change In Cash	$--	$(837)

Cash at Beginning of Period	--	868

Cash at End of Period	$--	$31

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2003
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed financial statements should be read in conjunction with the June 30, 2003 financial statements and footnotes thereto included in the Company's  Form 10KSB.

Business and Basis of Presentation

Beverly Holdings, Inc. (the "Company"), was formed under the laws of the State of Nevada in July, 1986. The Company ceased operations in September 2002 and we have not undertaken any business activities from continuing operations. The Company is currently dormant, while a plan is developed to reorganize and recapitalize the Company.

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2003 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2004, June 30, 2005, June 30, 2006, and June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007.  The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2003, the Company had no revenues and a accumulated deficit that totaled $640,305.  Additionally, the Company had no assets and no liabilities.   These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

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

As of September 30, 2002 management determined that its investment in SGI was impaired and wrote the investment to zero.  If SGI becomes a publicly traded company, or a readily determinable market value becomes available, the carrying value of the investment will be adjusted to the readily determinable market value.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2003, the Company has issued and outstanding 5,590,473 shares of common stock.

On July 25, 2002, the Company issued 100,000 shares of common stock for $10,000 in proceeds to the president of the Company consideration for his service as a director and as President, Secretary and Treasurer. The Company valued the shares at $0.10 per share, or $10,000, which reflects the fair value of the shares issued. The Company did not charged the any amount to operations.

As of March 31, 2003 an obligation of the Company was capitalized as a capital contribution and recorded as Additional Paid-in Capital.  An $8,400 payable to Mackenzi Shea, Inc. (“MSI”)  was recorded in the capital account.  MSI agreed to the re-characterization of their obligations to paid in capital without an obligation of the Company to issue new stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended  December 31, 2002,  and the year ended June 30, 2003, MSI made advances to the Company to meet current operating expenses. The Company engaged MSI to provide general business consulting.  The Company agreed to pay MSI a monthly fee of $15,000 plus normal fees and out of pocket costs.  MSI has, on several occasions, advanced the Company funds for operations. As of December 31, 2002, the balance of $8,400 for advances and $120,000 consulting fees payable, were converted to Additional Paid in Capital. The Company does not have an obligation to issue any additional stock because of this contribution.

ITEM 2.MANAGEMENT DISCUSSION AND ANALYSIS

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

The Company ceased operations in September 2002 and has not undertaken any business activities from continuing operations. The Company has begun to file all delinquent Form 10QSB’s and Form 10KSB’s :, while we develop a plan to reorganize sand recapitalize the Company is developed.

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

The Company does not have any particular acquisition in mind and has not entered into any negotiations regarding such an acquisition. Neither our sole officer nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, the Company may acquire a venture, which is in its preliminary or development stage, one, which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

We are presently subject to all of the reporting requirements included in the Securities Exchange Act 0f 1934 (the “Exchange Act”). Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2003 and all subsequent quarterly and annual reports.

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

The Company is  dormant and has no revenue or business operations.  Over the next 12 months, from the date of this document, the Company will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

As of December 31, 2003, the Company had no cash. It has no revenue and generated a net loss of $339,733 for the period July 1, 2002 to December 31, 2003. In addition, the Company had a accumulated deficit of $ 640,305 as of December 31, 2003.

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

As of December 31, 2003, the Company had accumulated deficit of $640,305.  The Company generated no cash flow from operations during the six month period ended December 31, 2003.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, our CEO it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2003 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

BEVERLY HOLDINGS, INC.

Date: April 15, 2008	By:	/s/ Jon Roylance
Jon Roylance
Chief Executive Officer