Form 10QSB
period 2004-03-31
BEVERLY HOLDINGS INC
filed 2008-04-15
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB
 -----------
SEC File No: 33-14982-LA

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

Form 10-QSB for the Quarter ended March 31, 2004

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEVERLY HOLDINGS, INC.
CONDENSED BALANCE SHEETS
	March 31,	June 30,
	2004	2003
	(Unaudited)	(Audited)

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$--	$--

Stockholders' Equity :
Common stock, $0.001 par value; 50,000,000
shares authorized; 5,590,473 and
5,590,473 shares issued and outstanding,
respectively	5,590	5,590
Additional paid-in capital	634,715	634,715
Accumulated deficit	(640,305)	(640,305)

Total Stockholders' Equity	-	-

Total Liabilities and Stockholders' Equity	$-	$-

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENT LOSSES
(UNAUDITED)

	For the Thee Months			For the Nine months
	Ended March 31			Ended March 31,
	2004	2003		2004	2003

General and Administrative Expenses	$--		$144)	$--	$54,589
Impairment of investment in non-
marketable securities	--		--	--	285,000
Total operating expenses	--		(144)	--	339,589
Income taxes (benefit)	--		--	--	--
Net Loss	$--	$	(144)	$--	$(339,589)

Basic and Diluted Loss Per Share	$--		$--	$--	$(0.06)
Weighted Average Number of Shares
Outstanding	5,590,473		5,590,473	5,590,473	5,563,299

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Cash Flows From Operating Activities
Net loss	$--	$(339,589)
Capitalization of previously incurred payables	--	161,800
Impairment of investment in non-
marketable securities	--	285,000
Changes in current assets and liabilities:
Prepaid expenses and other current assets	--	1,825
Accounts payable	--	(121,904)
Advances from related party	--	2,000

Net Cash Used in Operating Activities	$--	$(10,868)

Net Cash Used in Investing Activities	--	--

Cash Flows From Financing Activities
Proceeds from issuance of common stock	--	10,000

Net Cash Provided by Financing Activities	$--	$10,000

Net Change In Cash	$--	$(868	) )

Cash at Beginning of Period	--	868

Cash at End of Period	$--	$--

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31,2004
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

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the nine months ended March 31, 2004 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2004, June 30, 2005, June 30, 2006, and June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007.  The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of the quarter ended March 31, 2004, the Company had no revenues and the accumulated deficit that totaled $640,305.  Additionally, the Company had no assets and no liabilities.   These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

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

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2004, the Company has issued and outstanding 5,590,473 shares of common stock.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended  March 31, 2002,  and the year ended June 30, 2003, MSI made advances to the Company to meet current operating expenses. The Company engaged MSI to provide general business consulting.  The Company agreed to pay MSI a monthly fee of $15,000 plus normal fees and out of pocket costs.  MSI has, on several occasions, advanced the Company funds for operations. As of December 31, 2002, the balance of $8,400 for advances and $120,000 consulting fees payable, were converted to Additional Paid in Capital. The Company does not have an obligation to issue any additional stock because of this contribution.

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

As of March 31, 2004, the Company had no cash. The Company had no income or expenses for the period ended March 31, 2004.  It incurred a net loss of $339,589 for the period July 1, 2002 to March 31, 2003. In addition, the Company had accumulated deficit of $ 640,305 as of March 31, 2004.

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

As of March 31, 2004, the Company had accumulated deficit of $640,305.  The Company generated no cash flow from operations during the nine month period ended March 31, 2004.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, our CEO it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2004 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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
Jon Roylance, Chief Executive Officer