Form 10KSB
period 2004-06-30
BEVERLY HOLDINGS INC
filed 2008-04-15
CIK 816232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB SEC FILE NO:
--------------

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: JUNE 30, 2004

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

       Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant's  knowledge, in definitive proxy or information statements incorporated by  reference in Part  III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [x] Yes [ ]No

   The issuer’s revenues from continuing operations for the year ended June 30, 2004 were $0.
   As of March 20, 2008 the Company had 5,590,473 shares outstanding.

   The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20,2008 was approximately $0.

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

The shareholders and the Board of Directors also voted to amend the Company's Articles of Incorporation to change the Company's name to Digital D.J. Holdings, Inc., and to conduct a twenty- five for one reverse stock split of the Company's common stock. After distributing out approximately ninety-five percent (95%) of the ownership of the core businesses of the Company to its shareholders, the Company elected to seek other acquisition candidates and to sell up to 1,000,000 shares of its common stock for up to $.10 per share, to be paid in goods, services or cash. Effective March 6, 2001, the Company changed its name to Beverly Holdings, Inc.

The Company ceased operations in September of 2002 and has not undertaken any business activities from continuing operations. The Company is currently dormant, while a development plan is developed to reorganize and recapitalize the Company.  Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the year ended June 30, 2004 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2004, June 30, 2005, June 30, 2006, and June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

BUSINESS OF THE COMPANY

The Company had no operations or revenues, or significant assets or liabilities.  The Company had minimal activities at the operating subsidiary level from the period between July 1, 2000 and August 30, 2000.  Thereafter, the Company’s activities related only to the actions necessary to complete the divestiture of the operating subsidiaries.  For financial reporting purposes, the Company was considered the successor to the historical Digital D.J.  Holdings, Inc., and Subsidiaries and the Company were considered a newly organized entity on August 30, 2000, the date negotiations relating to the reorganization were approved by the shareholders.  The accompanying  financial  statements do not include any of the  historical  operations  related  to  the  operations  of  the  Digital  D.J. Holdings, Inc., and its subsidiaries.

Recent Capital Offering

         In the first quarter of fiscal year 2002-2003 the company issued 100,000 shares of common stock to its then president for $10,000.  The issuance of the shares was considered to be at fair market value and no compensation expense was recognized.

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

         During the year ended June 30, 2002, the Company purchased 570,000 common shares of SGI for $285,000.  The ownership at June 30, 2002 of SGI by the Company is a minority ownership (less than 8%).

The Company determined that as of September 30, 2002 the investment in Sonic Garden was impaired and wrote the investment to zero.  If Sonic Garden becomes a publicly traded company, or a readily determinable market value becomes available, the carry value of the investment will be adjusted to the readily determinable market value

RISK FACTORS

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

         CONFLICTS OF INTEREST.  Mr. Jon Roylance, the Company's director, participate in other business ventures which could limit the amount of time he can devote to the Company.  Additional conflicts of interest and non-arms length transactions may also arise in the future.

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

ITEM 2.  PROPERTIES

         The Company does not maintain principal executive offices, its principal mailing address is PO Box 155 33rd Northwest 185th, Portland, OR 97229.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 20, 2008, there were approximately 480 holders of record for the Company’s common stock.

         As of the date of this report, the Company’s common stock is not publicly traded.  The Company has been dormant since about September 30, 2002.  As such the Company’s stock is not traded on an exchange nor is there any other market where the stock is traded.

In prior years, the Company’s common stock was traded on the NASDAQ OTC Bulletin Board rather than an exchange.  Accordingly, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the common stock.  Further,  in the absence of a security being quoted on NASDAQ, a market price of at least $5.00 per share or a company having in excess of $4,000,000 in net tangible  assets,  trading in the Company's  securities  may be covered by a Securities and Exchange  Commission  ("SEC") rule that imposes  additional sales practice  requirements  on  broker-dealers  who sell such  securities to persons other  than established customers  and accredited investors (generally institutions  with net worth in excess of $1,000,000 or annual income  exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchasers' written agreement to the transaction prior to the sale.  Consequently, the rule affects the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of Company stock to sell their securities in the secondary market.

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

TRANSFER AGENT

         The transfer agent and registrar for the Company is Transfer Online, Inc., located at 227 Pine Street, Suite 300, Portland, Oregon 97204.

RECENT SALES OF UNREGISTERED SECURITIES

         In July of 2002 the company issued 100,000 shares of common stock to its then president for $10,000.  The $10,000 was considered to be the fair market value of the shares issued, thus, there was no compensation recorded in association with the issuance of the stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Due to a lack of liquidity, the Company failed has been delinquent in  filing its quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended  June 30, 2005, June 30, 2006, and June 30, 2007  and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

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

The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, the Company may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

The Company is presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the three months ended September 30, 2003 and all subsequent quarterly and annual reports.

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

The Company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

      As of June 30, 2004, we had no cash. We incurred a net loss of $ 339,589 for the period July 1, 2002 to June 30, 2003.

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

The independent auditors report on our June 30, 2004 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern

Liquidity and Capital Resources

As of June 30, 2004, we had no working capital. We generated no cash flow from operations during the year ended June 30, 2004. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

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

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. As stated above, there were significant deficiencies or material weaknesses with respect to our internal controls and management will continue to evaluate our internal controls and implementing corrective measures, which includes the establishment of new internal policies.  However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future onsiderations, regardless of how remote.

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

ITEM 10. EXECUTIVE COMPENSATION

         No officer or director of the company received compensation for the fiscal years ended June 30, 2004 or June 30, 2003

Director Compensation

         The Company has no direct contractual agreements with its directors.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Undertakings and Understandings Required of Target Companies

         As part of a business combination agreement, the Company intends to obtain certain representations and warranties from a target company as to its conduct following the business combination.  Such representations and warranties may  include  (i) the  agreement  of the target  company  to make all  necessary filings and to take all other  steps  necessary  to remain a  reporting  company under the  Exchange Act (ii)  imposing  certain  restrictions  on the timing and amount  of the  issuance  of  additional  free-trading  stock,  including  stock registered  on Form S- 8 or issued  pursuant  to  Regulation  S and (iii)  giving assurances of ongoing  compliance with the Securities Act, the Exchange Act, the General Rules and  Regulations of the Securities  and
Exchange  Commission,  and other applicable laws, rules and regulations.

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

Competition

         The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities.  There are many established venture capital and financial concerns which have significantly greater personnel resources and technical expertise than the Company.  In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

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

Item 14. Principal Accountant Fees and Services.

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

SIGNATURE

By:	/s/ Jon Roylance
Jon Roylance
Chief Executive Officer, Chairman of the Board

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

JUNE 30, 2004 and 2003

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

BEVERLY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
Beverly Holdings, Inc.
Portland, Oregon

We have audited the accompanying balance sheets of Beverly Holdings, Inc. ("Company") as of June 30, 2004 and 2003, and the related statements of losses,stockholders' equity and cash flows for each of the two years in the period ended  June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these  financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company   as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended June30, 2004, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ RBSM LLP

New York, New York
March 10, 2008

BEVERLY HOLDINGS, INC.
BALANCE SHEETS

	June 30,	June 30,
	2004	2003

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	-	-

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000
shares authorized; 5,590,473 and
5,590,473 shares issued and outstanding,
Respectively	5,590	5,590
Additional paid-in capital	634,715	634,715
Accumulated deficit	(640,305)	(640,305)

Total Stockholders' Equity	-	-

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
STATEMENT OF LOSSES

	For the Year
	Ended June 30
	2004	2003

General and Administrative Expenses	$--	$54,589
Impairment of investment in non-
marketable securities	--	285,000
Total operating expenses	-	339,589
Income taxes (benefit)	-	-
Net Loss	$--	$(339,589)

Basic and Diluted Loss Per Share	$--	$(0.06)

Weighted Average Number of Shares Outstanding	5,590,473	5,590,473

The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JUNE 30, 2004

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - June 30, 2002	5,490,473	$5,490	$463,015	$(300,716)	$167,789

Shares issued for Cash - June -
September 2002 $0.10 per share	100,000	100	9,900	-	10,000

Debt converted to paid in Capital
December 2002	-	-	153,400	-	153,400

Debt converted to paid in capital
March 2003	-	-	8,400	-	8,400

Net loss				(339,589)	(339,589)

Balance - June 30, 2003	5,590,473	5,590	634,715	(640,305)	-

Net income/loss				-

Balance - June 30, 2004	5,590,473	$5,590	$634,715	$(640,305)	$-

The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30
	2004	2003

Cash Flows From Operating Activities
Net loss	$-	$(339,589)
Impairment of investment in non-
Marketable securities	-	285,000
Capitalization of previously incurred payables	-	161,800
Changes in current assets and liabilities:
Prepaid expenses and other current assets	-	1,825
Accounts payable	-	(121,904)
Advances from related party	-	2,000

Net Cash Used in Operating Activities	-	(10,868)

Cash Flows From Investing Activities		-
Investments in non-marketable securities	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	10,000

Net Cash Provided by Financing Activities	-	10,000

Net Change In Cash	-	(868)

Cash at Beginning of Period	-	868

Cash at End of Period	$-	$-

   The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
JUNE 30, 2004 AND 2003
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

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the year ended June 30, 2004 and June 30, 2003, the Company incurred net losses of $0 and $339,589 respectively, had negative operating cash flows of $0 and $10,868, respectively.  These  factors  and  the  Company's  lack of  operating  history, indicate  that the Company may be unable to  continue  as a going  concern.  The accompanying financial statements do not include any adjustments relating to the carrying  amount  and  classification  of  recorded  assets  or the  amount  and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going  concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. Management plans to raise additional capital through private placement offerings; however, there is no assurance that management will be able to raise capital sufficient for the Company's need. The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

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

Long-Lived Assets - The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

BEVERLY HOLDINGS, INC.
JUNE 30, 2004 AND 2003
NOTES TO FINANCIAL STATEMENTS

Income Taxes - The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Advertising - The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended June 30, 2004 and 2003.

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

Stock Based Compensation - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2002 and 2001 and for subsequent periods. The Company did not incur any stock-based compensation during the years ended June 30, 2004 and 2003.

NOTE 2 -- STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2004 the Company has issued and outstanding 5,590,473 shares of common stock.

All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

During the year ended June 30, 2003, the Company issued 100,000 shares of common stock in exchange for $ 10,000.

During the year ended June 30, 2001, the Company, the Company entered into an agreement with Mackenzie Shea, Inc. (MSI) to engage and retain MSI as a Business Consultant for a period of two years unless otherwise terminated.  The Company agreed to pay MSI a monthly advisory fee of $15,000 plus other normal and reasonable out-of-pocket expenses. As of December 31, 2002 the Company owed MSI about $120,000 of accrued consulting fees and MSI had advanced the Company $8,400.  In the first quarter of calendar year 2003 MSI advanced the company and additional $8,400.  Pursuant to an agreement between the Company and MSI, the total amount of debts owed to MSI was capitalized to additional paid in capital. The total amount capitalized was $136,800.  The Company also capitalized to additional paid in capital and amount owed to the law firm of Boyd & Chang, the amount capitalized on December 31, 2002 was $25,000.

BEVERLY HOLDINGS, INC.
JUNE 30, 2004 AND 2003
NOTES TO FINANCIAL STATEMENTS

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

NOTE 4 -- INCOME TAXES

Statement of Financial Accounting Standards No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between income reported for financial reporting purposes and income tax purposes are insignificant. For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $615,716 which expires beginning in 2022, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $209,204. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of June 30, 2004 are as follows:

	2004	2003
Noncurrent:
Tax Net Operating Loss Carryforward	$209,204	$209,204
Valuation Allowance	(209,204)	(209,204)
Net Deferred Tax Asset	$--	$--

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the periods ended June 30, 2004 and 2003:

	2004	2003

Income tax benefit at statutory rate (34%)	$0	$115,461
Change in valuation allowance	0	(115,461)

Provision for Income Taxes	$--	$--

BEVERLY HOLDINGS, INC.
JUNE 30, 2004 AND 2003
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -- CONSULTING AGREEMENT

On March 1, 2001, the Company entered into an agreement with Mackenzie Shea, Inc. (MSI) to engage and retain MSI as a Business Consultant for a period of two years unless otherwise terminated.  The Company agreed to pay MSI a monthly advisory fee of $15,000 plus other normal and reasonable out-of-pocket expenses. Much of the consulting fee were accrued but not paid; all of the $120,000 accrued debts owed to MSI was capitalized as paid in capital pursuant to an agreement between the Company and MSI, the total amount of debts owed to MSI that was capitalized to additional paid in capital was $136,800.

NOTE 6 -- RELATED PARTY TRANSACTIONS

During the year ended June 30, 2003 MSI made advances to the Company to meet current operating expenses.  All advances from MSI were capitalized during the 2003 fiscal year, the total amount of debts owed to MSI that was capitalized to additional paid in capital was $136,800.

NOTE 7 -- STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees:

	2004		2003
	Weighted-Average Exercise		Weighted-Average Exercise
	Shares	Price	Shares	Price

Outstanding at July 1	0	$	100,000	$0.10
Granted			--	--
Exercised	0
Expired			(100,000)	0.10

Outstanding at June 30	0		100,000	0.10

Options exercisable at June 30	0	$	100,000	$0.10

Weighted-average fair value of options granted during the period	--		--