Form 10QSB
period 2004-12-31
BEVERLY HOLDINGS INC
filed 2008-04-22
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB

SEC File No: 33-14982-LA

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

BEVERLY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-14982-LA	77-0530472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employ Identification No.)

Unit 155 33rd Northwest 185th , Portland OR 97229

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

Form 10-QSB for the Quarter ended December 31, 2004

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

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENT OF LOSSES
(UNAUDITED)

	For the Thee Months		For the Six months
	Ended December 31		Ended December 31,
	2004	2003	2004	2003
General and Administrative Expenses	$--	$--	$--	$--
Total Operating Expenses	--	--	--	--
Income Taxes ( Benefit)	--	--	--	--
Net Loss	$--	$--	$--	$--

Basic and Diluted Loss Per Share	$--	$--	$--	$--
Weighted Average Number of Shares
Outstanding	5,590,473	5,590,473	5,590,473	5,590,473

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
December 31,2004
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed  financial statements should be read in conjunction with the Company's June 30, 2004 financial statements and footnotes thereto included in the  Company’s Form 10KSB.

Business and Basis of Presentation

Beverly Holdings, Inc. (the "Company"), was formed under the laws of the State of Nevada in July, 1986. The Company ceased operations in September 2002 and has not undertaken any business activities from continuing operations. The Company is currently dormant, while a plan to reorganize and recapitalize the Company is developed.

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2004 and all subsequent quarterly and annual reports. The Company has raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2005, June 30, 2006, and June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of the quarter ended December 31, 2004, the Company had no revenues and a accumulated deficit totaled $640,305.  Additionally, the Company had no assets and no liabilities.   These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently dormant and its  purpose is to seek merger and acquisition candidates.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2004, the Company has issued and outstanding 5,590,473 shares of common stock.

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

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2004 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2005, June 30, 2006, and June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

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

We are presently subject to all of the reporting requirements included in the Securities Exchange Act 0f 1934 (the “Exchange Act”). Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2004 and all subsequent quarterly and annual reports.

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

As of December 31, 2004, the Company had no cash. It has no revenue or expenses for the period from July 1, 2003 to December 31, 2004. In addition, the Company had an accumulated deficit of $ 640,305 as of December 31, 2004.

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

Liquidity and Capital Resources

As of December 31, 2004, the Company had accumulated capital deficit of $640,305.  The Company generated no cash flow from operations during the six month period ended December 31, 2004.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, our CEO it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2004 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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