Form 10KSB
period 2005-06-30
BEVERLY HOLDINGS INC
filed 2008-04-22
CIK 816232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: JUNE 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BEVERLY HOLDINGS, INC.
___________________________
             (Exact name of registrant as specified in its charter)

Nevada	33-14982-LA	77-0530472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Unit 155 33rd Northwest 185th, Portland OR	97229
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code:    (503)520-1376

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

The issuer’s revenues from continuing operations for the year ended June 30, 2005 were $0.

As of April 1, 2008, the Company had 5,590,473 shares outstanding.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 2008 was approximately $0.

FORM 10-KSB - Index

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

ITEM 1.  GENERAL

OVERVIEW OF THE COMPANY

         Beverly  Holdings,  Inc. (the  "Company") was  incorporated  as "Golden Queens  Mining  Company" on July 31, 1986 under the laws of the State of Nevada, primarily for the purpose of exploration, development and production of certain mining  properties  located in Esmeralda  County, Nevada. In July, 1987, the Company changed its name to  "Breakthrough  Electronics,  Inc.," terminated its activities in the mining business,  and began efforts to develop and market electronic products, including a telephone device designed to screen telephone calls, acquired from its then President.  This business was terminated several years ago.  On November 22, 1999, the Company acquired Digital D.J., Inc., pursuant to a reverse triangular merger.

         Digital DJ Inc. was incorporated in December 1991. On August 30, 2000 the shareholders and the Board of Directors also voted to amend the Company's Articles of Incorporation to change the Company's name to Digital D.J. Holdings, Inc.  Effective March 6, 2001, the Company changed its name to Beverly Holdings, Inc.

The Company ceased operations in September of 2002 and has not undertaken any business activities from continuing operations. The Company is currently dormant, while a development plan is developed to reorganize and recapitalize the Company. Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the year ended June 30, 2005 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2005, June 30, 2006, and June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

BUSINESS OF THE COMPANY

         The Company had no operations or revenues, or significant assets or liabilities.  For financial reporting purposes, the Company was considered the successor to the historical Digital D.J.  Holdings, Inc.   The accompanying  financial  statements do not include any of the  historical  operations  related  to  the  operations  of the  Digital  D.J. Holdings, Inc.

Recent Capital Offering

The Company did not have any capital offering in the years ended June 30, 2005 and June 30, 2004.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of April 1, 2008, there were approximately 480 holders of record for the Company’s common stock.

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

TRANSFER AGENT

         The transfer agent and registrar for the Company is Transfer Online, Inc., located at 227 Pine Street, Suite 300, Portland, Oregon 97204.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company has not issued any debt or stock in the years ended June 30, 2005 and June 30, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

As used in this Annual Report, references to the "Company," "we," “our” or "us" refer to Beverly Holdings, Inc. unless the context otherwise indicates.

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

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:
·      the ability to use registered securities to acquire assets or businesses;
·      increased visibility in the marketplace;
·      ease of borrowing from financial institutions;
·      improved stock trading efficiency;
·      shareholder liquidity;
·      greater ease in subsequently raising capital;
·      compensation of key employees through stock options;
·      enhanced corporate image; and
·      a presence in the United States capital market.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our company may include the following:
·      a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;
·      a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
·      a company which desires to become public with less dilution of its common stock than would occur upon an underwriting;
·      a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
·      a foreign company which may wish an initial entry into the United States securities market;
·      a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
·      a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

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

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:
·    potential for growth, indicated by new technology, anticipated market expansion or new products;
·    competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
·    strength and diversity of management, either in place or scheduled for recruitment;
·    capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or
·    similar arrangements or from other sources;
·    the cost of participation by our company as compared to the perceived tangible and intangible values and potentials;
·    the extent to which the business opportunity can be advanced;
·    the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
·    other relevant factors.

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

       The Company is dormant and has no revenue or business operations. Over the next 12 months from the date of this document, the Company will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

The Company expects that it will need to raise funds in order to effectuate our business plans. The Company intends initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, the Company will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. The Company may seek to raise the required capital by other means. It may have to issue debt or equity or enter into a strategic arrangement with a third party. Currently there are no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since no such arrangements or plans currently in effect, the Company’s inability to raise funds will have a severe negative impact on its ability to remain a viable company. In pursuing the foregoing goals, the Company may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

The Company does not expect to generate any revenues over the next twelve months. The principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for the Company shareholders.

As of June 30, 2005, we had no cash. We had no revenue or expense for the two years ended June 30, 2005 and 2004.

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

The independent auditors report on our June 30, 2005 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2005, we had no working capital. We generated no cash flow from operations during the year ended June 30, 2005. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

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

Number of Employees

As of April 1, 2008 we had no full or part time employees, other than Jon Roylance who functions in the capacity of the Company’s chief executive and chief financial officer. Should the Company enter into a business or development opportunity, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

ITEM 8A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 8(B)   Other Information

Not applicable

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following persons is the sole director and executive officers of the Company.

Name	Age	Position with the Company

Jonathan Roylance	59	Chairman of the Board, CEO, President, CFO and Secretary

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

ITEM 10. EXECUTIVE COMPENSATION

         No officer or director of the company received compensation for the fiscal years ended June 30, 2005 or June 30, 2004

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

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 5,590,473 shares outstanding on April 1, 2008, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after April 1, 2008.

Name	Beneficially Owned	Percent of Class

Jonathan Roylance (1)	190,000	3.40%

In International Fiduciary Trust & Holdings SA	350,000	6.26%

Native American Financial Services Inc.	935,000	16.72%

All officers and directors as a group (1 person)	190,000	3.40%

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

ITEM 13. EXHIBITS

Index to Exhibits

                All of the items below are incorporated by reference.

Number	Description

3.1	Articles of Incorporation dated July 31, 1996 (1)

3.2	Certificate of Amendment to the Articles of Incorporation dated June 10, 1987

3.3	Certificate of Amendment to the Articles of Incorporation dated December 17, 1999

3.4	Certificate of Amendment to the Articles of Incorporation dated March 6, 2001

3.5	Bylaws (1)

31.1	Certification of the Principal Executive/Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Form 10-KSB Annual Report filed with the Securities and Exchange Commission on September 10, 1999.

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

Audit Related Fees. We incurred fees to auditors of $0 and $0 for audit related fees in connection with the audit of acquisition targets during the fiscal years ended June 30, 2005 and 2004, respectively.

Tax Fees. We incurred fees to auditors of $0 and $0 for tax compliance, tax advice and tax compliance services during the fiscal year ended June 30, 2005 and 2004, respectively.

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

BEVERLY HOLDINGS, INC.

April 16, 2008	By:	/s/ Jon Roylance
Jon Roylance
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/s/ Jon Roylance Jon Roylance	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

JUNE 30, 2005 and 2004

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

BEVERLY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
Beverly Holdings, Inc.
Portland, Oregon

We have audited the accompanying balance sheets of Beverly Holdings, Inc. ("Company") as of June 30, 2005 and 2004, and the related statements of losses, stockholders' equity and cash flows each of the the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with generally accepted accounting principles in the United States of America.

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

New York, New York
March 10, 2008

BEVERLY HOLDINGS, INC.
BALANCE SHEETS

	June 30,	June 30,
	2005	2004

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

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

BEVERLY HOLDINGS, INC.
STATEMENT OF LOSSES

	For the Year
	Ended June 30
	2005	2004

General and Administrative Expenses	$--	$--

Net Loss	$--	$--

Basic and Diluted Loss Per Share	$--	$--

Weighted Average Number of Shares	5,590,473	5,590,473
Outstanding

The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JUNE 30 2005

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - June 30, 2003	5,590,473	$5,590	$634,715	$(640,305)	$-

Net income/loss	-	-	-	-	-

Balance - June 30, 2004	5,590,473	5,590	634,715	(640,305)	-

Net income/loss	-	-	-	-	-

Balance June 30, 2005	5,590,473	$5,590	$634,715	$(640,305)	$-

The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended
June 30
	2005	2004

Cash Flows From Operating Activities	-	- -
Net loss	-	-
	$-	$-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities	-	-

Net Change In Cash	$-	$-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

   The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
JUNE 30, 2005 AND 2004
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

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the year ended June 30, 2005 and June 30, 2004, the Company had no activity.  The Company's  lack of  operating  history, indicate  that the Company may be unable to  continue  as a going  concern.  The accompanying financial statements do not include any adjustments relating to the carrying  amount  and  classification  of  recorded  assets  or the  amount  and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going  concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. Management plans to raise additional capital through private placement offerings; however, there is no assurance that management will be able to raise capital sufficient for the Company's need. The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

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
JUNE 30, 2005 AND 2004
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

Advertising - The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended June 30, 2005 and 2004.

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

Stock Based Compensation - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2005 and 2041 and for subsequent periods. The Company did not incur any stock-based compensation during the years ended June 30, 2003 and 2002

NOTE 2 -- STOCKHOLDERS' EQUITY

The Company did not issue new equity in the years ended June 30, 2005 and June 30, 2004.

NOTE 3 -- INCOME TAXES

Statement of Financial Accounting Standards No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between income reported for financial reporting purposes and income tax purposes are insignificant. For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $615,716 which expires through 2002, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $209,204. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of June 30, 2005 and 2004 are as follows:

BEVERLY HOLDINGS, INC.
JUNE 30, 2005 AND 2004
NOTES TO FINANCIAL STATEMENTS

Noncurrent	2005	2004

Tax Net Operating Loss Carry forward	$209,204	$209,204
Valuation Allowance	(209,204)	(209,204)
Net Deferred Tax Asset	$--	$--

During the period ended June 30, 2005, the Company did not owe or pay any income taxes. As of June 30, 2005 the Company had net operating loss carry forwards for federal income tax reporting purposes of $615,716, which will begin to expire in 2022.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the periods ended June 30, 2005 and 2004:

	2005	2004
Income tax benefit at statutory rate (34%)	$--	$--
Change in valuation allowance	--	--
Provision for Income Taxes	$--	$--