Form 10QSB
period 2005-09-30
BEVERLY HOLDINGS INC
filed 2008-04-22
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB
 -----------
SEC File No: 33-14982-LA

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

Form 10-QSB for the Quarter ended September 30, 2005

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEVERLY HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Unaudited)	(Audited)

ASSETS

Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	--	--

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

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENT OF LOSSES
(UNAUDITED)

For the Three Months
Ended September 30,
	2005	2004

General and Administrative Expenses	$--	$	----

Total Operating Expenses	--		--
Income Taxes ( Benefit)	--		--

Net Loss	$--		$--

Basic and Diluted Loss Per Share	$--		$--
Weighted Average Number of Shares
Outstanding	5,590,473		5,590,473

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
September 30, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed  financial statements should be read in conjunction with the June 30, 2005 financial statements and footnotes thereto included in the Company's  Form 10KSB.

Business and Basis of Presentation

Beverly Holdings, Inc. (the "Company"), was formed under the laws of the State of Nevada in July, 1986. The Company ceased operations in September 2002 and have not undertaken any business activities from continuing operations. The Company is currently dormant, while a plan to reorganize and recapitalize the Company is developed.

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the three months ended September 30, 2005 and all subsequent quarterly and annual reports. The Company has  raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2006, and June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2005, the Company had no revenues and an accumulated deficit totaled $640,305.  Additionally, the Company had no assets and no liabilities. These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2005, the Company has issued and outstanding 5,590,473 shares of common stock.

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

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the three months ended September 30, 2005 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2006, and June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

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

We are presently subject to all of the reporting requirements included in the Securities Exchange Act 0f 1934 (the “Exchange Act”). Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the three months ended September 30, 2005 and all subsequent quarterly and annual reports.

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

As of September 30, 2005, the Company had no cash. It has no revenue or expenses for the period from July 1, 2004 to September 30,2005. In addition, the Company had accumulated deficit of $ 640,305 as of September 30, 2005.

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

As of September 30, 2005, the Company had accumulated deficit of $640,305.  The Company generated no cash flow from operations during the three month period ended September 30, 2005.

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

The Company is dormant and has no revenue or business operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, our CEO it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2005 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

BEVERLY HOLDINGS, INC.

Dated: April 17, 2008	By:	/s/ Jonathan Roylance
Jonathan Roylance
Chief Executive Officer and Chief Financial Officer