Form 10QSB
period 2006-12-31
BEVERLY HOLDINGS INC
filed 2008-05-01
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB

SEC File No: 33-14982-LA

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006.

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

Form 10-QSB for the Quarter ended December 31, 2006

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
December 31 , 2006
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

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2006 and all subsequent quarterly and annual reports. The Company has raised limited funds and is in the process of filing its annual reports for the year ended June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of the quarter ended December 31, 2006, the Company had no revenues and the accumulated deficit totaled $640,305.  Additionally, the Company had no assets and no liabilities.   These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently dormant and its  purpose is to seek merger and acquisition candidates.

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31 , 2006
(UNAUDITED)

NOTE 2 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2006, the Company has issued and outstanding 5,590,473 shares of common stock.

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

Comparison of Current Period Results of Operations with Prior Periods

Beverly Holdings, Inc. (the "Company", "we" or "us") was formed under the laws of the State of Nevada in 1986. The Company ceased operations in September 2002 and we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to reorganize and recapitalize the Company. Accordingly, the comparison of current period operating results with those of prior periods is not meaningful

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2006 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the year ended June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

The Company ceased operations in September 2002 and has not undertaken any business activities from continuing operations. The Company has begun to file all delinquent Form 10QSB’s and Form 10KSB’s; while a develop plan to reorganize and recapitalize the Company is developed.

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

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31 , 2006
(UNAUDITED)

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
December 31 , 2006
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

We are presently subject to all of the reporting requirements included in the Securities Exchange Act 0f 1934 (the “Exchange Act”). Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2006 and all subsequent quarterly and annual reports.

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

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31 , 2006
(UNAUDITED)

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

As of December 31, 2006, the Company had no cash. It has no revenue or expenses for the period from July 1, 2005 to December 31, 2006. In addition, the Company had accumulated deficit of $ 640,305 as of December 31, 2006.

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

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31 , 2006
(UNAUDITED)

The independent auditors report on our June 30, 2006 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern

Liquidity and Capital Resources

As of December 31, 2006, the Company had a accumulated deficit of $640,305.  The Company generated no cash flow from operations during the Six month period ended December 31, 2006.

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
December 31 , 2006
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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, our CEO it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2006 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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