Form 10QSB
period 2007-03-31
BEVERLY HOLDINGS INC
filed 2008-05-01
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

BEVERLY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-14982-LA	77-0530472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employ Identification No.)

 PO Box 155 33rd Northwest 185th, Portland OR 97229

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

    State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. Approximately 5,590,473 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one): [   ] Yes    [ X ] No

Form 10-QSB for the Quarter ended March 31, 2007

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEVERLY HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(Unaudited)	(Audited)

ASSETS

Total Assets	$	$

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$	$

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000
shares authorized; 5,590,473 and
5,590,473 shares issued and outstanding,
respectively	5,590	5,590
Additional paid-in capital	634,715	634,715
Accumulated deficit	(640,305)	(640,305)

Total Stockholders' Equity

Total Liabilities and Stockholders' Equity	$	$

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENT OF LOSSES
(UNAUDITED)

	For the Thee Months				For the Nine months
	Ended March 31				Ended March 31,
	2007		2006		2007		2006
		$--		$--		$--		$--
General and Administrative Expenses
Total operating Expenses		--		--		--		--

Net Loss	$		$		$		$
Basic and Diluted Loss Per Share
		$0.00		$0.00		$0.00		$0.00
Weighted Average Number of Shares
Outstanding		5,590,473		5,590,473		5,590,473		5,590,473

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Cash Flows From Operating Activities
Net loss	$--	$--

Net Cash Used in Operating Activities	--	--

Cash Flows From Investing Activities

Net Cash Used in Investing Activities	--	--

Cash Flows From Financing Activities

Net Cash Provided by Financing Activities	--	--

Net Change In Cash	$--	$--

Cash at Beginning of Period	--	--

Cash at End of Period	$--	$--

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2006 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10KSB.

Business and Basis of Presentation

Beverly Holdings, Inc. (the "Company"), was formed under the laws of the State of Nevada in July, 1986. The Company ceased operations in September 2002 and have not undertaken any business activities from continuing operations. The Company is currently dormant, while a plan to reorganize and recapitalize the Company is developed.

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the nine months ended March 31, 2007 and all subsequent quarterly and annual reports. The Company has since raised limited funds and is in the process of filing its annual reports for the year June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of the quarter ended March 31, 2007, the Company had no revenues and the accumulated deficit totaled $640,593.  Additionally, the Company had no assets and no liabilities.   These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2007, the Company has issued and outstanding 5,590,473 shares of common stock.

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

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

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
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
March 31, 2007
(UNAUDITED)

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

The Company is presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the period ended March 31, 2007 and all subsequent quarterly and annual reports through December 31, 2007.

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
March 31, 2007
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

As of March 31, 2007, the Company had no cash. It has no revenue or expenses for the period from July 1, 2005 to March 31, 2007. In addition, the Company had accumulated deficit of $ 640,593 as of March 31, 2007.

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
March 31, 2007
(UNAUDITED)

The independent auditors report on our June 30, 2006 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern

Liquidity and Capital Resources

As of March 31, 2007, the Company had a accumulated deficit of $640,593.  The Company generated no cash flow from operations during the Nine month period ended March 31, 2007.

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

The Company does not have current resources to sustain any current operations.  Additional capital or debt is necessary to pursue any development opportunity.

Product Research and Development

The Company does not anticipate incurring research and development expenditures during the next 12 months.

Acquisition or Disposition of Plant and Equipment

The Company does not have any assets; therefore the Company does not anticipate any asset sales in the next 12 months.  Unless the Company enters into an acquisition or other business relationship, the Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

As of April 25, 2008 the Company had no full or part time employees, other than Jon Roylance who functions in the capacity of the Company’s chief executive and chairman of the board. Should the Company enter into a business or development opportunity, it will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon generating revenues and obtaining sources of financing. There is no guarantee that the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, our CEO it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2007 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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