Form 10KSB
period 2007-06-30
BEVERLY HOLDINGS INC
filed 2008-05-01
CIK 816232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: JUNE 30, 2007

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

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant's  knowledge, in definitive proxy or information statements incorporated by  reference in Part  III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [x] Yes [ ]No

The issuer’s revenues from continuing operations for the year ended June 30, 2007 were $0.

As of April 1,2008 the Company had approximately 5,590,473 shares outstanding.

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

   The Company ceased operations in September of 2002 and has not undertaken any business activities from continuing operations. The Company is currently dormant, while a development plan is developed to reorganize and recapitalize the Company.  Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the year ended June 30, 2007 and all subsequent quarterly reports. The Company has since raised limited funds and is in the process of filing its annual reports for the years ended June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

BUSINESS OF THE COMPANY

         The Company had no operations or revenues, or significant assets or liabilities.  For financial reporting purposes, the Company was considered the successor to the historical Digital D.J.  Holdings, Inc.   The accompanying  financial  statements do not include any of the  historical  operations  related  to  the  operations  of the  Digital  D.J. Holdings, Inc.

Recent Capital Offering

   The Company did not have any capital offering in the years ended June 30, 2007 and June 30, 2006.

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

         As of , there were approximately 480 holders of record for the Company’s common stock.

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

TRANSFER AGENT

         The transfer agent and registrar for the Company is Transfer Online, Inc., located at 227 Pine Street, Suite 300, Portland, Oregon 97204.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company has not issued any debt or stock in the years ended June 30, 2007 and June 30, 2006

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

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2002 and all subsequent quarterly and annual reports

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

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

The Company expect that we will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. The Company may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, the Company may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

The Company does not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

As of June 30, 2007, we had no cash. We had no revenue or expense for the two years ended June 30, 2007 and 2006.

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

The independent auditors report on our June 30, 2007 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern

Liquidity and Capital Resources

As of June 30, 2007, we had no working capital. We generated no cash flow from operations during the year ended June 30, 2007. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2007 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION

         No officer or director of the company received compensation for the fiscal years ended June 30, 2007 or June 30, 2006

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

(1) Incorporated by reference to the Form 10KSB Annual Report filed with the Securities and Exchange Commission on September 10, 1999.

(2) Incorporated by reference to the Form 10KSB Annual Report for the year ended June 30, 2005

        Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2003 thru June 30, 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during these fiscal years including the Quarterly Reports on Form 10-QSB for the periods through December 31, 2007 is $20,000.00.  The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for the period ended June 30, 2002  and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB thru September 2002 was $5,522.

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

BEVERLY HOLDINGS, INC.

April 25, 2008	By:	/s/ Jon Roylance

President, Chairman of the Board

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

JUNE 30, 2007 and 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

BEVERLY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
Beverly Holdings, Inc.
Portland, Oregon

We have audited the accompanying balance sheet of Beverly Holdings, Inc. ("Company") as of June 30, 2007 and 2006, and the related statements of losses, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2007 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these  financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2007, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ RBSM LLP

New York, New York
March 10, 2008

BEVERLY HOLDINGS, INC.
BALANCE SHEETS

	June 30,	June 30,
	2007	2006

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000
shares authorized; 5,590,473 and
5,590,473 shares issued and outstanding,
respectively	5,590	5,590
Additional paid-in capital	634,715	634,715
Accumulated Deficit	(640,305)	(640,305)

Total Stockholders' Equity	-	-

Total Liabilities and Stockholders' Equity	-	-

The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
STATEMENT OF LOSSES

	For the Year
	Ended June 30
	2007	2006

General and Administrative Expenses	$--	$--

Net Loss	$--	$--

Basic and Diluted Loss Per Share	$--	$--

Weighted Average Number of Shares	5,590,473	5,590,473
Outstanding

The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JUNE 30, 2007

	Common Stock		Additional		Total
			Paid-in	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity

Balance - June 30, 2005	5,590,473	$5,590	$634,715	$(640,305)	$-

Net income/loss				-	-

Balance - June 30, 2006	5,590,473	5,590	634,715	(640,305)	-

Net income/loss				-

Balance - June 30, 2007	5,590,473	$5,590	$634,715	$(640,305)	$-

The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended
June 30
	2007	2006

Cash Flows From Operating Activities
Net loss	$-	$-

Net Cash Used in Operating Activities	-	-

Net Cash Used in Investing Activities	-	-

Net Cash Provided by Financing Activities	-	-

Net Change In Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

   The accompanying notes are an integral part of these financial statements.

BEVERLY HOLDINGS, INC.
JUNE 30, 2007 AND 2006
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

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the year ended June 30, 2007 and June 30, 2006, the Company had no activity. These  factors  and  the  Company's  lack of  operating  history, indicate  that the Company may be unable to  continue  as a going  concern.  The accompanying financial statements do not include any adjustments relating to the carrying  amount  and  classification  of  recorded  assets  or the  amount  and classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going  concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. Management plans to raise additional capital through private placement offerings; however, there is no assurance that management will be able to raise capital sufficient for the Company's need. The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

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
JUNE 30, 2007 AND 2006
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

Advertising - The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended June 30, 2007 and 2006.

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

Stock Based Compensation - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2002 and 2001 and for subsequent periods. The Company did not incur any stock-based compensation during the years ended June 30, 2007 and 2006.

NOTE 2 -- STOCKHOLDERS' EQUITY

The Company did not issue new equity in the years ended June 30, 2007 and June 30, 2006.

NOTE 3 -- INCOME TAXES

Statement of Financial Accounting Standards No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between income reported for financial reporting purposes and income tax purposes are insignificant. For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $615,716 which expires through 2002, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $209,204. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of June 30, 2007 and 2006 are as follows:

BEVERLY HOLDINGS, INC.
JUNE 30, 2007 AND 2006
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -- INCOME TAXES (continued)

	2007	2006

Tax Net Operating Loss Carry forward	$209,204	$209,204
Valuation Allowance	(209,204)	(209,204)
Net Deferred Tax Asset	$--	$--

During the period ended June 30, 2007, the Company did not owe or pay any income taxes. As of June 30, 2007 the Company had net operating loss carry forwards for federal income tax reporting purposes of $615,716, which will begin to expire in 2022.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the periods ended June 30, 2007 and 2006:

	2007	2006
Income tax benefit at statutory rate (34%)	$--	$--
Change in valuation allowance	--	--
Provision for Income Taxes	$--	$--