Form 10QSB
period 2007-09-30
BEVERLY HOLDINGS INC
filed 2008-05-22
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB
 -----------
SEC File No: 33-14982-LA

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

BEVERLY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-14982-LA	77-0530472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employ Identification No.)

 PO Box 155 Northwest 185th, Portland OR 97229
____________________________________________
     (Address of principal executive offices)         (Zip Code)

Company's telephone number, including area code:      (503) 520-1376
__________________________________________________________

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

Form 10-QSB for the Quarter ended September 30, 2007

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEVERLY HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$--	$--

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

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENT OF LOSSES
(UNAUDITED)
For the Three Months
Ended September 30,
	2007		2006

General and Administrative Expenses		$--	$--
Total Operating Expense		--	--
Income Taxes (Benefit)		--	--
Net Loss	$	- --	$--)

Basic and Diluted Loss Per Share		--	--
Weighted Average Number of Shares
Outstanding		5,590,473	5,590,473

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Net loss	$--	$--

Net Cash Used in Operating Activities

Cash Flows From Investing Activities	--	--

Cash Flows From Financing Activities

Net Change In Cash	$--	$--)

Cash at Beginning of Period	--	--

Cash at End of Period	$--	$--)

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30 , 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed financial statements should be read in conjunction with the June 30, 2007 financial statements and footnotes thereto included in the Company's Form 10KSB.

Business and Basis of Presentation

Beverly Holdings, Inc. (the "Company"), was formed under the laws of the State of Nevada in July, 1986. The Company ceased operations in September 2002 and have not undertaken any business activities from continuing operations. The Company is currently dormant, while a plan to reorganize and recapitalize the Company is developed.

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the three months ended September 30, 2007 and all subsequent quarterly reports. The Company has raised limited funds and is in the process of filing quarterly reports for the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of the quarter ended September 30, 2007, the Company had no activities ..   These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2007, the Company has issued and outstanding 5,590,473 shares of common stock.

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

Comparison of Current Period Results of Operations with Prior Periods

Beverly Holdings, Inc. (the "Company", "we" or "us") was formed under the laws of the State of Nevada in 1986. The Company ceased operations in September 2002 and we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to reorganize and recapitalize the Company..

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the three months ended September 30, 2007 and all subsequent quarterly reports. The Company has since raised limited funds and is in the process of filing its annual reports for the year ended June 30, 2007 and all quarterly reports through and including the period ended December 31, 2007. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings.

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

We are presently subject to all of the reporting requirements included in the Securities Exchange Act 0f 1934 (the “Exchange Act”). Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the three months ended September 30, 2007 and all subsequent quarterly reports.

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

As of September 30, 2007, the Company had no cash. It has no revenue or expenses for the period from July 1, 2006 to September 30, 2007. In addition, the Company had accumulated deficit of $ 640,305 as of  September 30, 2007.

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

As of September 30, 2007, the Company had a accumulated deficit of $640,305.  The Company generated no cash flow from operations during the Three month period ended September 30, 2007.

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

Number of Employees

As of May 1, 2008 the Company had no full or part time employees, other than Jon Roylance who functions in the capacity of the Company’s chief executive and chairman of the board. Should the Company enter into a business or development opportunity, it will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon generating revenues and obtaining sources of financing. There is no guarantee that the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, our CEO it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2007 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

BEVERLY HOLDINGS, INC.

Dated: May 20, 2008	By:	/s/ Jon Roylance
Jon Roylance, Chief Executive Officer and Chief Financial Officer