Form 10QSB
period 2007-12-31
BEVERLY HOLDINGS INC
filed 2008-05-22
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB

SEC File No: 33-14982-LA

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007.

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
 _________________________________________
     (Address of principal executive offices)         (Zip Code)

Company's telephone number, including area code:      (503) 520-1376
___________________________________________________

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

             State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. Approximately 5,590,473 Shares of common stock issued and  outstanding as of the date of this report.

              Transitional Small Business Disclosure Format (check one): [   ] Yes    [ X ] No

Form 10-QSB for the Quarter ended December 31, 2007

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEVERLY HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$13,260	$--

Total Current Assets	13,260	--

Total Assets	$13,260	$--

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Account payable and accrued expenses	$2,236	$--
Convertible Note Payable	100,000	--

Total Current Liabilities	102,236	--

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 50,000,000
shares authorized; 5,590,473 and
5,590,473 shares issued and outstanding,
respectively	5,590	5,590
Additional paid-in capital	634,715	634,715
Accumulated deficit	(729,281)	(640,305)

Total Stockholders' Equity (Deficit)	(88,976)	--

Total Liabilities and Stockholders' Equity (Deficit)	$13,260	$--

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF LOSSES

 (UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006

Revenue	$--	$--	$--	$--
General and Administrative Expenses	$86,740	$--	$86,740	$--
Loss from Operations	$(86,740)	$--	$(86,740)	$--
Interest expense	2,236	--	2,236	--

Net Loss	$(88,976)	$--	$(88,976)	$--

Basic and Diluted Loss Per Share	$(0.02)	$--	$(0.02)	$--

Weighted Average Number of Shares Outstanding	5,740,473	5,590,473	5,665,473	5,590,473

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2007	2006

Cash Flows From Operating Activities:
Net loss	$(88,976)	$--
Increase in accounts payable and accrued expenses	2,236	--

Net Cash Used in Operating Activities	(86,740)	--

Net Cash Used in Investing Activities	--	--

Cash Flows From Financing Activities:
Proceeds from Convertible Note	100,000	--

Net Cash Provided by Financing Activities	100,000	--

Net Change In Cash	$13,260	$--

Cash at Beginning of Period	--	--

Cash at End of Period	$13,260	$--

See accompanying notes to unaudited condensed financial statements

BEVERLY HOLDINGS, INC.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
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

Due to a lack of liquidity, the Company failed to timely file its quarterly reports on Form 10-QSB for the six months ended December 31, 2007. The Company has raised limited funds and is in the process of filing its quarterly report for the quarter ended  March 31, 2008.

Basis of Presentation -- The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2007, the Company had cash of $13,260, a working capital deficit and negative net worth of $88,976 and no revenues for the six months then ended.   These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently dormant and its purpose is to seek merger and acquisition candidates.

NOTE 2 – CONVERTIBLE NOTE PAYABLE

On October 24, 2007, the Company entered into a Securities Purchase Agreement with certain investors under which investors agreed to purchase up to $500,000 in unsecured Convertible Notes from the Company.  The Convertible Notes issuable under the agreement accrue interest at 12.0 percent per annum, with principal and interest due in full one year from the date of issuance.  The investors may convert any portion of their Convertible Notes at any time into Company Common Stock at a fixed conversion price of $0.50 per share, which is subject to adjustment in the event that the Company sells newly issued Common Stock at less than $0.50.  On October 24, 2007, the Company received $100,000 from an investor and issued a Convertible Note in accordance with the Securities Purchase Agreement.  As of December 31, 2007, the balance due under the Convertible Note was $102,236, including accrued interest.

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2007, the Company has issued and outstanding 5,590,473 shares of common stock.

On October 24, 2007, the Company entered into a Securities Purchase Agreement with certain investors under which investors agreed to purchase up to $500,000 in unsecured Convertible Notes from the Company.  The Convertible Notes issuable under the agreement accrue interest at 12.0 percent per annum, with principal and interest due in full one year from the date of issuance.  The investors may convert any portion of their Convertible Notes at any time into Company Common Stock at a fixed conversion price of $0.50 per share, which is subject to adjustment in the event that the Company sells newly issued Common Stock at less than $0.50.  On October 24, 2007, the Company received $100,000 from an investor and issued a Convertible Note in accordance with the Securities Purchase Agreement.  As of December 31, 2007, the balance due under the Convertible Note was $102,236, including accrued interest.
.

NOTE 4 – SUBSEQUENT EVENTS

On January 28, 2008, the Company sold a $100,000 Convertible Note to an Investor according to the terms of the October 27, 2007 Securities Purchase Agreement.

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

 Comparison of Current Period Results of Operations with Prior Periods

Beverly Holdings, Inc. (the "Company", "we" or "us") was formed under the laws of the State of Nevada in 1986. The Company ceased operations in September 2002 and has not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to reorganize and recapitalize the Company.  The Company has begun fundraising activities and is maintaining corporate records and complying with financial reporting requirements.

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2007. The Company has since raised limited funds and is in the process of filing its quarterly report for the quarter ended March 31, 2008.

The Company ceased operations in September 2002 and has not undertaken any business activities from continuing operations. The Company has begun to file all delinquent Form 10QSB’s and Form 10KSB’s; while developing a plan to reorganize and recapitalize the Company is developed.

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

The Company is presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company. As disclosed, due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the six months ended December 31, 2007.

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

The Company is dormant and has no revenue or business operations except for fundraising activities and maintaining our corporate records and financial reporting.

Over the next 12 months, from the date of this document, the Company will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

The Company entered into a Securities Purchase Agreement dated October 24, 2007 with certain investor , pursuant to which  the Investors agreed to purchase  up to $500,000 in Convertible notes issued by the Company.  The Company expects that it will need to raise additional funds in order to effectuate our business plan. The Company intends initially to seek additional investors to lend funds or to purchase its stock to provide working capital to fund operations. Thereafter, the Company will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available. The Company may seek to raise the required capital by other means. It may have to issue additional debt or equity or enter into a strategic arrangement with a third party. Currently there are no agreements, arrangements or understandings with any person to obtain additional funds through bank loans, lines of credit or any other sources. Since no such arrangements or plans are currently in effect, the Company’s inability to raise funds will have a severe negative impact on its ability to remain a viable company. In pursuing the foregoing goals, the Company may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

The Company does not expect to generate any revenues over the next twelve months. The principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for the Company shareholders.

As of December 31, 2007, the Company had $13,260 in cash. It has no revenue and generated a net loss of $88,976 for the period from July 1, 2007 to December 31, 2007. In addition, the Company had negative working capital and negative net worth of $88,976 as of December 31, 2007.

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

As of December 31, 2007, the Company had a accumulated deficit of $729,281 and negative net worth of $88,976. The Company used $86,740 in cash for operations and generated $100,000 of cash flow from financing activities for the six months ended December 31, 2007.

On October 24, 2007, the Company entered into a Securities Purchase Agreement with certain Investors under which Investors agreed to purchase up to $500,000 in unsecured Convertible Notes from the Company.  The Convertible Notes issuable under the agreement accrue interest at 12.0 percent per annum, with principal and interest due in full on October 24, 2008. The Investors may convert any portion of their Convertible Notes at any time into Company common stock at a fixed conversion price of $0.50 per share, which is subject to adjustment in the event that the Company sells newly issued common stock at less than $0.50.  On October 24, 2007, the Company received $100,000 from an Investor and issued a Convertible Note in accordance with the Securities Purchase Agreement.  As of December 31, 2007, the balance due under the Convertible Note was $102,236, including accrued interest.

On January 26 2008, the Company sold another $100,000 Convertible Note to an Investor according to the terms of the October 27, 2007 Securities Purchase Agreement. While the Company has raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet current and projected cash flow deficits from operations and development. The Company is seeking additional financing under the Securities Purchase Agreement or through other forms of equity issuances or borrowings in order to provide the necessary working capital; however there is no guarantee that we will be successful in raising additional required funds.

Product Research and Development

The Company does not anticipate incurring research and development expenditures during the next 12 months.

Acquisition or Disposition of Plant and Equipment

The Company does not have any assets other than cash; therefore the Company does not anticipate any asset sales in the next 12 months.  Unless the Company enters into an acquisition or other business relationship, the Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

As of May 1, 2008, the Company had no full or part time employees, other than Jon Roylance who functions in the capacity of the Company’s chief executive and chairman of the board. Should the Company enter into a business or development opportunity, it will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon generating revenues and obtaining sources of financing. There is no guarantee that the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, our CEO it was concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2007 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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