Form 10QSB
period 2008-03-31
BEVERLY HOLDINGS INC
filed 2008-06-30
CIK 816232

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB

SEC File No: 33-14982-LA

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

BEVERLY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-14982-LA	77-0530472
(State of other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

             State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. Approximately 47,590,473 Shares of common stock issued and outstanding as of the date of this report.

              Transitional Small Business Disclosure Format (check one): [   ] Yes    [ X ] No

Form 10-QSB for the Quarter ended March 31, 2008

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BEVERLY HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$24,843	$--
Prepaid expenses - related party	120,000

Total Current Assets	144,843	--

Property & Equipment
Fixed assets net of accumulated depreciation	1,109	-

Net Property & Equipment	1,109	-

Total Assets	$145,952	$--

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$11,722	$--
Convertible notes payable	250,000	--

Total Current Liabilities	261,722	--

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 50,000,000
shares authorized; 5,590,473 and
5,590,473 shares issued and outstanding,
as of March 31, 2008 and June 30, 2007	5,590	5,590
Additional paid-in capital	634,715	634,715
Accumulated deficit	(756,075)	(640,305)

Total Stockholders' Equity (Deficit)	(115,770)	--

Total Liabilities and Stockholders' Equity (Deficit)	$145,952	$--

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF LOSSES

 (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Cost and expenses:
General and administrative expenses	$23,244	$--	$109,984	$--
Loss from operations	(23,244)	--	(109,984)	--
Interest expense	3,550	--	5,786	--

Net Loss before provision for income taxes	$(26,794)	$--	$(115,770)	$--

Income tax (benefit)	--	--	--	--
Net loss	$(26,794)	$--	$(115,770)	$--

Basic and diluted loss per share	$(0.00)	$--	$(0.02)	$--

Weighted average number of shares outstanding	5,955,308	5,590,473	5,761,276	5,590,473

See accompanying notes to unaudited condensed financial statements.

BEVERLY HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2008	2007

Cash Flows From Operating Activities:
Net loss	$(115,770)	$--
Depreciation	101	--
Increase in accounts payable and accrued expenses	11,722	--
Increase in prepaid expenses - related party	(120,005)	--
Net Cash Used in Operating Activities	(223,947)	--

Cash Used In Investing Activities
Investment in loans receivable	(120,000)	--
Purchases of property, plant & equipment	(1,210)	--
Net Cash Used In Investing Activities	(121,210)	--

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	250,000	--
Net Cash Provided by Financing Activities	250,000	--

Net Change In Cash	$24,844	$--

Cash at Beginning of Period	--	--

Cash at End of Period	$24,844	$--

Supplemental cash flow information cash paid during the period for interest	$--	$--

Cahs paid during the period for taxes	$--	$--

See accompanying notes to unaudited condensed financial statements

BEVERLY HOLDINGS, INC.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
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

Business and Basis of Presentation

Beverly Holdings, Inc. (the "Company"), was formed under the laws of the State of Nevada in July, 1986. The Company ceased operations in September 2002 and has not undertaken any business activities from continuing operations. The Company is currently dormant, while a plan to reorganize and recapitalize the Company is developed.  See Note 6.

Due to a lack of liquidity, the Company failed to timely file its quarterly reports on Form 10-QSB for the nine months ended March 31, 2008. The Company has raised limited funds and is in the process of becoming current with its financial reporting requirements.

Basis of Presentation -- The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2008, the Company had cash of $24,843, a working capital deficit of $116,879 and negative net worth of $115,770 and no revenues for the nine months then ended. These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company is currently dormant and its purpose is to enter into the reverse mortgage business.  See Note 6.

NOTE 2 – PREPAID EXPENSES-RELATED PARTY

As of March 31, 2008 the Company has advanced $120,000 to MIRA LLC, an entity controlled by the Company's Chief Executive Officer and sole Director. The funds were in connection with anticipated services to be provided to the Company by MIRA LLC subsequent to March 31, 2008 (See Note 4). The advances will be applied to the fees and expenses billed to the Company by MIRA.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

On October 24, 2007, the Company entered into a Securities Purchase Agreement with certain investors under which investors agreed to purchase unsecured Convertible Notes from the Company.  The Convertible Notes issuable under the agreement accrue interest at 12.0% per annum, with principal and interest due in full one year from the date of issuance.  The investors may convert any portion of their Convertible Notes at any time into Company Common Stock at a fixed conversion price of $0.50 per share, which is subject to adjustment in the event that the Company sells newly issued Common Stock at less than $0.50.   On October 24, 2007, January 26, 2008 and February 20, 2008, the Company received $100,000, $100,000 and $50,000 respectively, from investors and issued Convertible Notes in accordance with the Securities Purchase Agreement.  As of March 31, 2008, the balance due under the Convertible Note was $258,022, including accrued interest.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2008, the Company has issued and outstanding 5,590,473 shares of Common Stock.

On October 24, 2007, the Company entered into a Securities Purchase Agreement with certain investors under which investors agreed to purchase unsecured Convertible Notes from the Company.  The Convertible Notes issuable under the agreement accrue interest at 12% per annum, with principal and interest due in full one year from the date of issuance.  The investors may convert any portion of their Convertible Notes at any time into Company Common Stock at a fixed conversion price of $0.50 per share, which is subject to adjustment in the event that the Company sells newly issued Common Stock at less than $0.50.  On October 24, 2007, January 26, 2008 and February 20, 2008 the Company received $100,000, $100,000 and $50,000 from investors and issued Convertible Notes in accordance with the Securities Purchase Agreement.  As of March 31, 2008, the balance due under the Convertible Notes was $258,022, including accrued interest.

NOTE 5 -  RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a related party, MIRA LLC (see Note 5).  The Company’s CEO and sole director, Mr. Roylance is a principal in the entity that has been engaged to perform consulting service respecting the Company’s proposed entry into the financial services business employing so-called reversed mortgages as an initial financial product.  Although a principal, Mr. Rowlance does not own a controlling interest in MIRA LLC.

NOTE 6 – SUBSEQUENT EVENTS

On April 9, 2008 and April 15, 2008 the Company sold Convertible Notes in the amounts of $90,000 and  $100,000, respectively, to Investors according to the terms of the October 27, 2007 Securities Purchase Agreement.

On June 14, 2008, the Company (“Beverly”, “we”, “us”, “our”, and the like) entered in to a Business Development Agreement (the “Agreement”) with MIRA, LLC, a Nevada limited liability company (“MIRA”).  Pursuant to the Agreement, we engaged MIRA and its owners (collectively the “Consultants”) to provide us with consulting services respecting our proposed entry into the financial service business employing so-called reverse mortgages as our initial financial product offering. In this regard, we engaged the Consultants to, among other things, conceptualize, develop, implement, and execute a plan that will cause the formation, start-up, and operation of a financial service business providing reverse mortgage, insurance, and/or other investment advisory or financial services to the senior market, together with ancillary products and services that Consultants determine may provide profit opportunities for our new business. The Agreement served to formalize the prior informal relationship between us.

Pursuant to the Agreement, the Consultants will identify and engage the initial management team, identify and negotiate the acquisition terms of an existing mortgage brokerage company we will acquire, and develop and contract for operational procedures and systems necessary to market, sell, and close reverse mortgage transactions. Pursuant to the Agreement, it is contemplated we will acquire the various contractual arrangements and other rights negotiated by MIRA and deemed necessary to engage in the reverse mortgage business. The Agreement gives the Consultants significant discretion in deciding exactly how and to what extent our entry into the reverse mortgage business will be developed. No assurance can be given that either our consultants or we will be successful at entering into or developing a reverse mortgage business.

Pursuant to the terms of the Agreement and in addition to other compensation specified in the Agreement, we issued and delivered to the Consultants, an aggregate of 42,000,000 shares of our common stock to the Consultants for their services rendered and to be rendered., and agreed to raise through the private placement of debentures, no less than $500,000 to pay expenses associated with the Consultants’ efforts on our behalf, including the fees necessary to file our periodic reports with the U.S. Securities and Exchange Commission (“SEC”), and the fees of other independent consultants who assist in the development of our new business, and who may also agree to assume senior management roles with us upon or before our entry into any reverse mortgage business developed. In contemplation of the finalization of the terms of the Agreement, we previously commenced the offering of 12% convertible debentures, and as of the date hereof, we have raised $440,000 through the sale of our debentures (see Note 3).  At such time as we enter into the reverse mortgage business, we will issue an additional 13,904,730 shares of our common stock.  We may repurchase the shares issued and delivered to the Consultants for $.0001 per share in the event the Consultants do not meet certain performance targets, including the updating of our periodic reports required by the Securities and Exchange Commission, and entering into a binding purchase agreement with a suitable mortgage company. It can also be expected that we will issue additional shares of common stock to attract and retain experienced management. In contemplation of the obligations undertaken in our Agreement and subject to compliance with SEC regulations, we have obtained shareholder approval to increase our authorized shares of common stock from 50,000,000 to 100,000,000. In addition, and also subject to compliance with SEC regulations, we have obtained shareholder approval to change our name to MIRA Financial Corporation. In contemplation of moving forward with this plan of business and entering into the Agreement, Mr. Roylance was appointed as our Chief Executive Officer on December 20, 2007. Mr. Roylance will resign and be replaced at such time as we formally enter the reverse mortgage business. MIRA is an affiliate of Beverly in that the majority of its owners are shareholders of Beverly, including Mr. Roylance.

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

Comparison of Current Period Results of Operations with Prior Periods

Beverly Holdings, Inc. (the "Company", "we" or "us") was formed under the laws of the State of Nevada in 1986. The Company ceased operations in September 2002 and has not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to reorganize and recapitalize the Company and pursue a new line of business involving reverse mortgages and related financial products.  The Company has begun fundraising activities and is maintaining corporate records and complying with financial reporting requirements.

Due to a lack of liquidity, the Company failed to timely file its quarterly report on Form 10-QSB for the nine months ended March 31, 2008. The Company has since raised limited funds and is in the process of becoming current with its financial reporting requirements.

The Company ceased operations in September 2002 and has not undertaken any business activities from continuing operations. The Company has begun to file all delinquent Form 10QSB’s and Form 10KSB’s; while developing a plan to reorganize and recapitalize the Company is developed and pursue a new line of business involving reverse mortgages and related financial products.

On June 14, 2008 the Company has changed it prior business purpose of seeking, investigating and possible engaging in a business combination, to developing and pursuing a new plan of operations involving the marketing of reverse mortgage products and related financial products and services. The Company considers June 14, 2008 its date of inception as a development stage enterprise.

In this regard, On June 14, 2008, we entered in to a Business Development Agreement (the “Mira Agreement”) with MIRA, LLC, a Nevada limited liability company (“MIRA”). MIRA is controlled by the Company's CEO and sole Director. Pursuant to the Mira Agreement, we engaged MIRA and its owners (collectively the “Consultants”) to provide us with consulting services with respect to our proposed entry into the financial service business employing so-called reverse mortgages as our initial financial product offering. In this regard, we engaged the Consultants to, among other things, conceptualize, develop, implement, and execute a plan that will cause the formation, start-up, and operation of a financial service business providing reverse mortgage, insurance, and/or other investment advisory or financial services to the senior market, together with ancillary products and services that Consultants determine may provide profit opportunities for our new business. The Mira Agreement served to formalize the prior informal relationship between us and the Consultants.

Pursuant to the Mira Agreement, the Consultants will identify and engage the initial management team, identify and negotiate the acquisition terms of an existing mortgage brokerage company we will acquire, and develop and contract for operational procedures and systems necessary to market, sell, and close reverse mortgage transactions. Pursuant to the Mira Agreement, we have the option to acquire for a period of one year from the date of the execution of the Mira Agreement, various contractual arrangements and other rights negotiated by MIRA and deemed necessary to engage in the reverse mortgage business (the “Business Acquisition”). The Mira Agreement gives the Consultants significant discretion in deciding exactly how and to what extent our entry into the reverse mortgage business will be developed. No assurance can be given that either the Consultants or we will be successful at entering into or developing a reverse mortgage business.

Pursuant to the terms of the Mira Agreement and in addition to other compensation specified in the Mira Agreement, we issued and delivered to the Consultants, an aggregate of 42,000,000 shares of our common stock to the Consultants for their services rendered and to be rendered (the “Engagement Shares”).  At such time as the Business Acquisition is closed, we will issue an additional aggregate 13,904,730 shares of our common stock to the Consultants (the “Business Plan Shares”). As of March 31, 2008 the Company has advanced $120,000 to MIRA in connection with the anticipated services to be provided under the consulting agreement.

We may repurchase the Engagement Shares issued and delivered to the Consultants for $.0001 per share in the event the Consultants do not meet certain performance targets, including the updating of our periodic reports required by the Securities and Exchange Commission by September 30, 2008, entering into a binding purchase agreement with a suitable mortgage company by August 31, 2008 or obtaining a listing on the pink sheets by December 31, 2008.

If we do not exercise our option to acquire the plan to develop the reverse mortgage business, then the Consultants shall have the sole right in such plan to develop the reverse mortgage business.  Further, Consultants may advise us that they intend to terminate our option to acquire the plan to develop the reverse mortgage business or the Consultants may within the one year period from the execution of the MIRA Agreement reacquire the plan to develop the reverse mortgage business regardless of whether we have exercised our option.  In the event that we do not exercise our option or the Consultants exercise its option, then the Consultants shall return an aggregate of 36,000,000 shares of common stock to the Company for cancellation that have previously been issued to the Consultants.  It can also be expected that we will issue additional shares of common stock to attract and retain experienced management.

Further, we agreed to raise the required funding, no less than $500,000, to pay expenses associated with the Consultant’s efforts on our behalf, including the fees necessary to update our periodic reports with the U.S. Securities and Exchange Commission (“SEC”), and the fees of other independent consultants who assist in the development of our new business, and who may also agree to assume senior management roles with us upon or before our entry into any reverse mortgage business developed.  In contemplation of the finalization of the terms of the Mira Agreement, we sold and issued 12% convertible debentures in the principal amount of $440,000.  The debentures were issued between October 2007 and April 2008, mature one year from the date of issuance and are convertible into shares of common stock at $0.50 per share.

Upon the acquisition of the development of the plan to develop the reverse mortgage business, we will pay MIRA a monthly fee of $15,000 as well as reimburse each of the Consultants for their expenses.  Further, for a period of 30 years commencing upon the acquisition of the reverse mortgage business, we granted the Consultants an aggregate payment equal to 6% of all of our revenue from all sources for a period of 30 years to be paid no later than 45 days following the end of each fiscal quarter.

In contemplation of the obligations undertaken in the Mira Agreement and subject to compliance with SEC regulations. we have obtained shareholder approval to increase our authorized shares of common stock from 50,000,000 to 100,000,000 and to change our name to “MIRA Financial Corporation”.  We intend to file a preliminary 14c information statement with the SEC in the near future.

The Company, based on the proposed business activities, although we have engaged the Consultants to develop a specific business plan, is are a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

For the past several years, the Company is dormant and has no revenue or business operations except for fundraising activities and maintaining our corporate records and financial reporting.

The Company entered into a Securities Purchase Agreement dated October 24, 2007 with certain investors, pursuant to which the Investors agreed to purchase  Convertible notes issued by the Company.  The Company expects that it will need to raise additional funds in order to effectuate our business plan. The Company intends initially to seek additional investors to lend funds or to purchase its stock to provide working capital to fund operations. Thereafter, the Company will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available. The Company may seek to raise the required capital by other means. It may have to issue additional debt or equity or enter into a strategic arrangement with a third party. Currently there are no agreements, arrangements or understandings with any person to obtain additional funds through bank loans, lines of credit or any other sources. Since no such arrangements or plans are currently in effect, the Company’s inability to raise funds will have a severe negative impact on its ability to remain a viable company. In pursuing the foregoing goals, the Company may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

The Company does not expect to generate any revenues over the next twelve months.

As of March 31, 2008, the Company had cash of $24,843, a working capital deficit of $116,878 and negative net worth of $115,770 and no revenues for the period from July 1, 2007 to March 31, 2008.

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

As of March 31, 2008, the Company had an accumulated deficit of $756,075 and negative net worth of $115,770. The Company used $223,947 in cash for operations and $1,210 in cash for investing activities, and generated $250,000 of cash flow from financing activities for the nine months ended March 31, 2008.

On October 24, 2007, the Company entered into a Securities Purchase Agreement with certain Investors under which Investors agreed to purchase up to $500,000 in unsecured Convertible Notes from the Company.  The Convertible Notes issuable under the agreement accrue interest at 12.0 percent per annum, with principal and interest due in full on October 24, 2008. The Investors may convert any portion of their Convertible Notes at any time into Company common stock at a fixed conversion price of $0.50 per share, which is subject to adjustment in the event that the Company sells newly issued common stock at less than $0.50.  On October 24, 2007, January 26, 2008 and February 20, 2008 the Company received $100,000, $100,000 and $50,000 respectively, from investors and issued Convertible Notes in accordance with the Securities Purchase Agreement. As of March 31, 2008, the balance due under the Convertible Note was $258,022, including accrued interest.

On April 9, 2008 and April 15, 2008 the Company sold Convertible Notes in the amount of $90,000 and $100,000, respectively, to Investors according to the terms of the October 27, 2007 Securities Purchase Agreement.  While the Company has raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet current and projected cash flow deficits from operations and development. The Company is seeking additional financing under the Securities Purchase Agreement or through other forms of equity issuances or borrowings in order to provide the necessary working capital; however there is no guarantee that we will be successful in raising additional required funds.

If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Product Research and Development

The Company does not anticipate incurring research and development expenditures during the next 12 months.

Acquisition or Disposition of Plant and Equipment

The Company has purchased minor amounts of fixed assets, one or two personal computer systems.  The Company does not have any other assets other than cash; therefore the Company does not anticipate any asset sales in the next 12 months.  Unless the Company enters into an acquisition or other business relationship, the Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

As of June 30, 2008, the Company had no full or part time employees, other than Jon Roylance who functions in the capacity of the Company’s chief executive and chairman of the board. Should the Company enter into a business or development opportunity, it will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon generating revenues and obtaining sources of financing. There is no guarantee that the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on the evaluation, our CEO concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2008 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 4.1 (1)	Form of 12% Convertible Debenture

Exhibit 10.1 (1)	Business Development Agreement made and entered into by and between MIRA LLC, Robert Kendrick, Jonathan Roylance, Peter Gadkowski and Beverly Holdings, Inc. dated April 1, 2008

Exhibit 31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 25, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BEVERLY HOLDINGS, INC.

Dated: June 30, 2008	By:	/s/ Jon Roylance
Jon Roylance, Chief Executive Officer and Chief Financial Officer